Form 10QSB
period 1996-03-31
BAOA INC
filed 1996-07-19
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d) of
                        Securities Exchange Act of 1934

                        For Quarter ended March 31, 1996
                         Commission File Number 0-25416




                                   BAOA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          CALIFORNIA                                   33-0563989
- --------------------------------          ------------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)



1011 Camino Del Rio South, Suite 520, San Diego, California         92108
- -----------------------------------------------------------   ---------------
         (Address of Principal Executive Offices)                (Zip Code)



               (619) 686-8660                 FAX  (619) 686-8666
               --------------                 -------------------
          (Registrant's telephone and fax number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes     X                     No
                -----                        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 1996, the registrant had 13,948,600 shares of common stock, $.001 par value, issued and outstanding.

PART 1     FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                   BAOA, INC.

                                 BALANCE SHEET
                                   UNAUDITED


                                                        March 31
                                                          1996
                                                        --------
ASSETS

CURRENT ASSETS

     CASH                                                 2,449
     ACCOUNTS RECEIVABLE                                103,894
     INVENTORY                                          203,207
                                                       --------
TOTAL CURRENT ASSETS                                    309,550

FIXED ASSETS

     FURNITURE AND EQUIPMENT                             45,856
     LESS DEPRECIATION                                  (20,163)
                                                       --------
NET FIXED ASSETS                                         25,693

OTHER ASSETS

     DEPOSITS                                             3,493
     ORGANIZATION COSTS                                  20,000
     LESS AMORTIZATION                                  (11,000)
                                                       --------
TOTAL OTHER ASSETS                                       12,493

                                                       --------
TOTAL ASSETS                                            347,736
                                                       ========


                       SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.

                                 BALANCE SHEET
                                   UNAUDITED


                                                          March 31
                                                            1996
                                                          --------
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

     ACCOUNTS PAYABLE                                       195,205
     ACCRUED LIABILITIES                                     56,786
     SALES TAX PAYABLE                                          311
     ACCRUED INCOME TAXES                                     1,600
     NOTE PAYABLE                                           139,000
     NOTES PAYABLE - SHAREHOLDERS                           509,225
     ACCRUED ROYALTIES                                      172,857
                                                         ----------
TOTAL CURRENT LIABILITIES                                 1,074,984

LONG TERM LIABILITIES

                                                         ----------
TOTAL LONG TERM LIABILITIES                                       0

                                                         ----------
TOTAL LIABILITIES                                         1,074,984

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 PAR.                               13,949
     25,000,000 SHARES AUTHORIZED,
     13,948,600 ISSUED

     ADDITIONAL PAID IN CAPITAL                           2,169,805

     BEGINNING RETAINED EARNINGS                         (2,714,909)
     NET INCOME (LOSS)                                     (196,093)

     ENDING RETAINED EARNINGS                            (2,911,002)

                                                         ----------
TOTAL STOCKHOLDERS' EQUITY                                 (727,248)

                                                         ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    347,736
                                                         ==========


                       SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.

                                INCOME STATEMENT
                                   UNAUDITED


                                                 March 31             March
                                                   1996               1995
                                                 --------           --------
REVENUE

  SALES                                            10,635            10,664
                                                 --------          --------

TOTAL REVENUE                                      10,635            10,664

COST OF SALES                                       7,509             7,754
                                                 --------          --------
GROSS PROFIT (LOSS)                                 3,126             2,910

OPERATING EXPENSES

  SALARIES & WAGES                                                   69,609
  SALES & MARKETING                               157,938            47,327
  ROYALTIES                                         3,159             2,712
  CONSULTING & OUTSIDE SERVICES                     1,100             9,700
  TRAVEL                                            1,000             4,229
  LEGAL & ACCOUNTING                                1,331            16,722
  GENERAL & ADMINISTRATIVE                         18,776            50,121
  AMORTIZATION                                      1,000               999
  DEPRECIATION                                      2,087             2,151
                                                 --------          --------
TOTAL OPERATING EXPENSES                          186,391           203,570

                                                 --------          --------
INCOME (LOSS) FROM OPERATIONS                    (183,265)         (200,660)

OTHER INCOME & EXPENSE

     INTEREST EARNED                                                      6
     INTEREST EXPENSE                             (12,828)           (8,105)
                                                 --------          --------
TOTAL OTHER INCOME & EXPENSE                      (12,828)           (8,099)

INCOME (LOSS) BEFORE TAXES                       (196,093)         (208,759)

PROVISION FOR TAXES                                                     800
                                                 --------          --------
NET INCOME (LOSS)                                (196,093)         (209,559)
                                                 ========          ========


                       SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.

                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31

                                                             1996        1995
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                        (196,093)   (209,559)

ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                                 2,087       3,150
  (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                 (3,636)     24,375
  DECREASE IN INVENTORY                                      46,728       8,615
  INCREASE IN ACCOUNTS PAYABLE                               22,270     101,644
  INCREASE (DECREASE) IN ACCRUED LIABILITIES                 16,886      11,757
  INCREASE (DECREASE) IN INCOME TAXES PAYABLE                               800
  PAYMENTS FOR SERVICES BY COMMON STOCK                      85,553
                                                           --------    --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    (26,205)    (59,218)


CASH FLOWS FROM FINANCING ACTIVITIES

  NOTES PAYABLE                                              27,000      50,000
                                                           --------    --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                     27,000      50,000


NET INCREASE (DECREASE) IN CASH                                 795      (9,218)

CASH AT BEGINNING OF PERIOD                                   1,654      15,459

CASH AT END OF PERIOD                                         2,449       6,241


                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


Note 1:  Management's opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and changes in cash for the three months ended March 31, 1996 and 1995.


Note 2:  Interim reporting

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the remainder of the year.


Note 3:  Components of Inventory

As of March 31, 1995, inventory consisted of $203,207 of finished products.

PART 1   FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition:
- ----------------------------------------

As of March 31,1996: the Company had $2,449 cash on hand and in the bank. The primary sources of cash and financing for the Company for the three months then ended were $10,635 from sales, and $27,000 from shareholder loans. The primary uses of cash during that period were $32,207 to finance the company's operations.

The Company currently maintains a positive cash balance through payables and notes due to shareholders. The Company has recruited several new key officers in order to finalize contracts with major distributors and sponsors. All officers are currently serving without salaries.


Material changes in the results of operations:
- ----------------------------------------------

Losses in the current period are mitigated by the fact that the majority of costs and expenses are non-cash accruals. These accrued liabilities will only be paid down upon the Company's achievement of necessary gross profit from sales.

The Board of Directors is working with new officers in order to finalize new contracts and sponsorships in 1996. In addition, the Company has expanded its products and marketing by entering into computerized game development and Internet sales. Management believes that the Company should return to profitability in 1996.

PART II     OTHER INFORMATION

ITEM 1 The Company has been named as a defendant in three legal proceedings arising in the ordinary course of business. The Company intends to vigorously defend itself against such claims. All three proceedings involve a former officer and major shareholder involved with the daily operations of the Company since 1993. In the opinion of the Board of Directors and management, the outcome of such proceedings and litigation will not materially affect the Company's financial position.

ITEMS 2-4:  Not applicable

ITEM 5:     Information required in lieu of Form 8-K:  None

ITEM 6:     Exhibits and Reports on 8-K:

               (a)  Exhibit 27 - Financial Data Schedule

               (b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1995

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





Dated:    July 12, 1996                        /s/ STEVEN R. WRIGHT
                                           -------------------------------
                                                   Steven R. Wright,
                                                   Treasurer and Principal
                                                   Financial Officer