Form 10QSB
period 1996-06-30
BAOA INC
filed 1996-09-24
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        For Quarter ended June 30, 1996
                         Commission File Number 0-25416

                                   BAOA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                              33-0563989
           ----------                              ----------
    (State of Incorporation)           (I.R.S. Employer Identification No.)

      1011 Camino Del Rio South, Suite 520, San Diego, California  92108
      ------------------------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

              (619) 686-8660                FAX  (619) 686-8666
              --------------                -------------------
       (Registrant's telephone and fax number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X             No
                             --------             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 1996, the registrant had 13,948,600 shares of common stock, $.001 par value, issued and outstanding.

PART 1     FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

                                   BAOA, INC.
                                 BALANCE SHEET
                                   UNAUDITED


                                                      June 30
                                                        1996
ASSETS

CURRENT ASSETS

     CASH                                               2,503
     ACCOUNTS RECEIVABLE                              106,173
     INVENTORY                                        183,642
                                                      -------
TOTAL CURRENT ASSETS                                  292,318

FIXED ASSETS

     FURNITURE AND EQUIPMENT                           45,856
     LESS DEPRECIATION                                -22,250
                                                      -------
NET FIXED ASSETS                                       23,606

OTHER ASSETS

     DEPOSITS                                           3,493
     ORGANIZATION COSTS                                20,000
     LESS AMORTIZATION                                -12,000
                                                      -------
TOTAL OTHER ASSETS                                     11,493

                                                      -------
TOTAL ASSETS                                          327,417
                                                      =======



                       SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                 BALANCE SHEET
                                   UNAUDITED


                                                        June 30
                                                          1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                                    238,279
     ACCRUED LIABILITIES                                  69,970
     SALES TAX PAYABLE                                       312
     ACCRUED INCOME TAXES                                  1,600
     NOTE PAYABLE                                        139,000
     NOTES PAYABLE - SHAREHOLDERS                        519,225
     ACCRUED ROYALTIES                                   176,304
                                                      ----------
TOTAL CURRENT LIABILITIES                              1,144,690

LONG TERM LIABILITIES
                                                      ----------
TOTAL LONG TERM LIABILITIES                                    0

                                                      ----------
TOTAL LIABILITIES                                      1,144,690

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 PAR.                            13,949
     25,000,000 SHARES AUTHORIZED,
     13,948,600 ISSUED

     ADDITIONAL PAID IN CAPITAL                        2,169,805

     BEGINNING RETAINED EARNINGS                      -2,714,909
     NET INCOME (LOSS)                                  -286,118

     ENDING RETAINED EARNINGS                         -3,001,027
                                                      ----------

TOTAL STOCKHOLDERS' EQUITY                              -817,273
                                                      ----------
TOTAL LIAB & STOCKHOLDERS' EQUITY                        327,417
                                                      ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                INCOME STATEMENT
                                   UNAUDITED


                                              June 30        June 30
                                                1996           1995
REVENUE

  SALES                                        22,942          14,305
                                             ------------------------
TOTAL REVENUE                                  22,942          14,305

COST OF SALES                                  30,100          12,155

                                             ------------------------
GROSS PROFIT (LOSS)                            -7,158           2,150

OPERATING EXPENSES

  SALARIES & WAGES                                            104,101
  SALES & MARKETING                           188,438          38,768
  ROYALTIES                                     6,606           3,499
  CONSULTING & OUTSIDE SERVICES                 3,750          17,027
  TRAVEL                                        1,000           4,529
  LEGAL & ACCOUNTING                            4,455          41,822
  GENERAL & ADMINISTRATIVE                     42,525          90,694
  AMORTIZATION                                  2,000           1,998
  DEPRECIATION                                  4,175           4,302

                                             ------------------------
TOTAL OPERATING EXPENSES                      252,949         306,740


                                             ------------------------
INCOME (LOSS) FROM OPERATIONS                -260,107        -304,590

OTHER INCOME & EXPENSE

     INTEREST EARNED                                2              11
     INTEREST EXPENSE                         -26,013         -17,172
                                             ------------------------
TOTAL OTHER INCOME & EXPENSE                  -26,011         -17,161

INCOME (LOSS) BEFORE TAXES                   -286,118        -321,751

PROVISION FOR TAXES                                               800
                                             ------------------------
NET INCOME (LOSS)                            -286,118        -322,551
                                             ========================


                       SEE NOTES TO FINANCIAL STATEMENTS

                                                         BAOA, INC.
                                                  STATEMENTS OF CASH FLOWS
                                                  SIX MONTHS ENDED JUNE 30

                                                   1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                              -286,118          -322,551

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                       6,174             6,300
  (INCREASE) DECREASE IN ACCTS RECEIVABLE          -5,915            31,342
  DECREASE IN INVENTORY                            66,293            12,903
  INCREASE IN ACCTS PAYABLE                        65,034            90,682
  INCREASE IN ACCRUED LIAB                         32,828            20,730
  INCREASE IN INCOME TAXES PAYABLE                                      800
  PAYMENTS FOR SERVICES BY COMMON STOCK            85,553
                                                 --------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES          -36,151          -159,794


CASH FLOWS FROM FINANCING ACTIVITIES

  NOTES PAYABLE                                    37,000           146,740
                                                 --------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES           37,000           146,740


NET INCREASE (DECREASE) IN CASH                       849           -13,054

CASH AT BEGINNING OF PERIOD                         1,654            15,459

CASH AT END OF PERIOD                               2,503             2,405




                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


Note 1:  Management's opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 1996 and the results of operations for the six months ended June 30, 1996 and 1995 and changes in cash for the six months ended June 30, 1996 and 1995.


Note 2:  Interim reporting

The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the remainder of the year.


Note 3:  Components of Inventory

As of June 30, 1996, inventory consisted of $183,642 of finished products.

PART 1     FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition:
- ----------------------------------------

As of June 30,1996: the Company had $2,503 cash on hand and in the bank. The primary sources of cash and financing for the Company for the six months then ended were $22,942 from sales, and $37,000 from shareholder loans. The primary uses of cash during that period were $51,730 to finance the company's operations.

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

ITEMS 2-4:     Not applicable

ITEM 5:   Information required in lieu of Form 8-K:  None

ITEM 6:   Exhibits and Reports on 8-K:

               a)  Exhibit 27 - Financial Data Schedule

               b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1996

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





     Dated:    September 17, 1996    /s/ STEVEN R. WRIGHT
                                    -----------------------------------------
                                    Steven R. Wright,
                                    Treasurer and Principal Financial Officer