Form 10QSB
period 1996-09-30
BAOA INC
filed 1996-11-20
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                      For Quarter ended September 30, 1996
                         Commission File Number 0-25416

                                   BAOA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                               33-0563989
          ----------                               ----------
    (State of Incorporation)           (I.R.S. Employer Identification No.)

      2635 Camino Del Rio South, Suite 210, San Diego, California  92108
      ------------------------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

               (619) 291-2262                FAX  (619) 291-2290
               --------------                -------------------
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

As of September 30, 1996, the registrant had 16,298,600 shares of common stock, $.001 par value, issued and outstanding.

PART 1   FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                   BAOA, INC.
                                 BALANCE SHEET
                                   UNAUDITED


                                                         September 30
                                                             1996
ASSETS

CURRENT ASSETS

     CASH                                                       1,132
     ACCOUNTS RECEIVABLE                                      115,181
     INVENTORY                                                102,943
                                                         ------------
TOTAL CURRENT ASSETS                                          219,256

FIXED ASSETS

     FURNITURE AND EQUIPMENT                                   45,856
     LESS DEPRECIATION                                        -24,338
                                                         ------------
NET FIXED ASSETS                                               21,518

OTHER ASSETS

     DEPOSITS                                                   3,493
     ORGANIZATION COSTS                                        20,000
     LESS AMORTIZATION                                        -13,000
                                                         ------------
TOTAL OTHER ASSETS                                             10,493

                                                         ------------
TOTAL ASSETS                                                  251,267
                                                         ============





                       SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                 BALANCE SHEET
                                   UNAUDITED


                                                                September 30
                                                                    1996
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

     ACCOUNTS PAYABLE                                                184,667
     ACCRUED LIABILITIES                                              83,627
     SALES TAX PAYABLE                                                   638
     ACCRUED INCOME TAXES                                              1,600
     NOTE PAYABLE                                                    139,000
     NOTES PAYABLE - SHAREHOLDERS                                    546,225
     ACCRUED ROYALTIES                                               193,551
                                                                ------------
TOTAL CURRENT LIABILITIES                                          1,149,308

LONG TERM LIABILITIES


                                                                ------------
TOTAL LONG TERM LIABILITIES                                                0


                                                                ------------
TOTAL LIABILITIES                                                  1,149,308

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 PAR.                                        16,299
     25,000,000 SHARES AUTHORIZED,
     16,298,600 ISSUED

     ADDITIONAL PAID IN CAPITAL                                    2,402,455

     BEGINNING RETAINED EARNINGS                                  -2,714,909
     NET INCOME (LOSS)                                              -601,886

     ENDING RETAINED EARNINGS                                     -3,316,795

                                                                ------------
TOTAL STOCKHOLDERS' EQUITY                                          -898,041

                                                                ------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                                    251,267
                                                                ============

                       SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                INCOME STATEMENT
                                   UNAUDITED


                                                            September 30     September 30
                                                                1996             1995
REVENUE

  SALES                                                           58,196           17,385
                                                            -----------------------------

TOTAL REVENUE                                                     58,196           17,385

COST OF SALES                                                    111,937           14,694
                                                            -----------------------------
GROSS PROFIT (LOSS)                                              -53,741            2,691

OPERATING EXPENSES

  SALARIES & WAGES                                                                104,901
  SALES & MARKETING                                              373,696           42,429
  ROYALTIES                                                       23,853            4,344
  CONSULTING & OUTSIDE SERVICES                                    7,625           17,700
  TRAVEL                                                           1,000            6,039
  LEGAL & ACCOUNTING                                              30,825           46,054
  GENERAL & ADMINISTRATIVE                                        62,214          116,075
  AMORTIZATION                                                     3,000            2,999
  DEPRECIATION                                                     6,262            6,262
                                                            -----------------------------
TOTAL OPERATING EXPENSES                                         508,475          346,803

                                                            -----------------------------
INCOME (LOSS) FROM OPERATIONS                                   -562,216         -344,112

OTHER INCOME & EXPENSE

     INTEREST EARNED                                                   2               11
     INTEREST EXPENSE                                            -39,672          -28,169
                                                            -----------------------------
TOTAL OTHER INCOME & EXPENSE                                     -39,670          -28,158

INCOME (LOSS) BEFORE TAXES                                      -601,886         -372,270

PROVISION FOR TAXES                                                                   800

                                                            -----------------------------
NET INCOME (LOSS)                                               -601,886         -373,070
                                                            =============================


                   SEE NOTES TO FINANCIAL STATEMENTS

                                                               BAOA, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                       NINE MONTHS ENDED SEPT. 30
                                                        1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                     -601,886         -373,070

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                              9,261            9,261
  (INCREASE) DECREASE IN ACCTS RECEIVABLE                -14,923           31,086
  DECREASE IN INVENTORY                                  146,992           15,442
  INCREASE IN ACCTS PAYABLE                               11,422           95,162
  INCREASE IN ACCRUED LIAB                                64,059           32,573
  INCREASE IN INCOME TAXES PAYABLE                                            800
  PAYMENTS FOR SERVICES BY COMMON STOCK                  320,553
                                                       --------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 -64,522         -188,746


CASH FLOWS FROM FINANCING ACTIVITIES

  NOTES PAYABLE                                           64,000          175,480

                                                       --------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                  64,000          175,480


NET INCREASE (DECREASE) IN CASH                             -522          -13,266

CASH AT BEGINNING OF PERIOD                                1,654           15,459

CASH AT END OF PERIOD                                      1,132            2,193




                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


Note 1:  Management's opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 1996 and the results of operations for the nine months ended September 30, 1996 and 1995 and changes in cash for the nine months ended September 30, 1996 and 1995.


Note 2:  Interim reporting

The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the remainder of the year.


Note 3:  Components of Inventory

As of September 30, 1996, inventory consisted of $102,943 of finished products.

PART 1     FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition:
---------------------------------------

As of September 30,1996: the Company had $1,132 cash on hand and in the bank. The primary sources of cash and financing for the Company for the nine months then ended were $58,196 from sales, and $64,000 from shareholder loans. The primary use of cash during that period was $121,664 to finance the company's operations.

The Company currently maintains a positive cash balance through payables and notes due to shareholders. The Company has recruited several new key officers in order to finalize contracts with major distributors and sponsors. All officers are currently serving without salaries.


Material changes in the results of operations:
---------------------------------------------

Losses in the current period are mitigated by the fact that the majority of costs and expenses are non-cash accruals. These accrued liabilities will only be paid down upon the Company's achievement of necessary gross profit from sales.

The Board of Directors is working with new officers in order to finalize new contracts and sponsorships in 1996. In addition, the Company has expanded its products and marketing by entering into computerized game development and Internet sales. Management believes that the Company should return to profitability in 1997.

PART II   OTHER INFORMATION

ITEM 1 The Company had been named as a defendant in three legal proceedings arising in the ordinary course of business. All three proceedings involved a former officer and major shareholder involved with the daily operations of the Company since 1993. As of the date of this filing, all legal matters had been settled at no additional cost to the Company other than approximately $10,000 in legal expenses.

ITEMS 2-4:   Not applicable

ITEM 5:      Information required in lieu of Form 8-K:  None

ITEM 6:      Exhibits and Reports on 8-K:

                  a)  Exhibits

                      27  Financial Data Schedule

                  b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





     Dated:    November 15, 1996   /s/ STEVEN R. WRIGHT
                                  ------------------------------------------
                                   Steven R. Wright,
                                   Treasurer and Principal Financial Officer