Form 10KSB40
period 1996-12-31
BAOA INC
filed 1997-04-10
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                      For the year ended December 31, 1996
                         Commission File Number 0-25416

                                   BAOA, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                               33-0563989
           -----------------                          --------------
        (State of Incorporation)           (I.R.S. Employer Identification No.)

        2635 Camino Del Rio South, Suite 210, San Diego, California    92108
  ------------------------------------------------------------------------------
                (Address of Principal Executive Offices)             (Zip Code)


            (619) 291-2262                          FAX  (619) 291-2290
          ------------------                    --------------------------
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

               Yes     X                   No
                    -------                    --------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

               Yes    X                    No
                    -------                    --------

The issuer's revenues for the year ended December 31, 1996 were $63,368.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 1996 was $10,577,322. As of December 31, 1996 the registrant had outstanding 18,558,600 shares of common stock, $.001 par value.

PART 1

ITEM 1         BUSINESS

General

BAOA, Inc. ("the Company") is currently in the business of selling Black Americans of Achievement, "The Game" and developing a licensing program for its BAOA logo as a primary African American logo for an expanded in-house product line as well as for products sold by outside vendors. The Company is developing licensable trademark and product concepts including a series of electronic ethnic, music, educational, and game CD-ROMS. An advisory board has been appointed consisting of the Reverend Jesse Jackson, Mervyn Dymally, and other notable African American business leaders, politicians, and professional athletes. The purpose of the advisory board is to provide marketing direction and direct access to corporate sponsors, as well as access to networks of African American special interest groups and religious organizations. The advisory board is currently working with management to secure major corporate sponsors for the Company's ethnic product niche.

The Company is in the process of completing several new products and services including a CD-Rom game, an Internet Web site, long-distance telephone services, and a BAOA credit card that should result in profitable operations and a positive cash flow during the next year.

Competition

The Company sells its current game, and anticipates its future products to be sold through the retail and educational sectors. Proposed electronic products will be sold through a variety of channels such as multi-media retail stores and through on-line services such as the Internet.

Competitors in the traditional board game lines include Hasbro, Milton Bradley, and Parker Brothers. Competitors in the electronic game and educational lines generally consist of a multitude of small to medium size companies, with a few dominant major corporations such as Sony and Sega. Competitors in the long-distance telephone and credit card business are dominated by large telephone carriers and banks, however, BAOA intends to utilize its ethnic niche appeal and contacts within the ethnic community to secure a significant portion of these markets.

The size and financial strength of the Company's competitors are substantially greater than those of the Company. Management, however, believes the Company will be able to compete effectively because of its unique products and its cultural niche goals. The Company maintains current product sales through a variety of retail outlets and is discussing new major sponsorships with major U.S. corporations for new distribution channels.

Intellectual Property

The Company is in compliance with its legal obligations for rights and authorizations to use names and likenesses of historical and famous personages. Copyright and trademark licensing agreements are currently in force for the Company's current game board and for its developmental products. These licensing agreements are between the Company and several of its major shareholders. The Company has properly accrued all licensing obligations as "Accrued Royalties" per agreements with the major shareholder licensors. (HOWEVER SEE ITEM 3 - LEGAL PROCEEDINGS)

ITEM 2         PROPERTIES

The Company leases its corporate office space located at 2635 Camino del Rio South, Suite 210, San Diego, California. The office space consists of approximately 2,700 square feet. The lease commenced November 1996 and will terminate November 30, 2001.

ITEM 3         LEGAL PROCEEDINGS

In the first quarter of 1996, the Company was served with a complaint filed in the Superior Court for the State of California, as was reported in the Company's prior 10-KSB filing for 1995. The second complaint was filed in June, 1996, in the Superior Court for the State of California. The complaints involved demands for payments of a loan and other monies advanced to the Company by two former management personnel. The Company's position was that no payments were possible due to the lack of necessary cash flow. Both complaints were dismissed without prejudice in October, 1996 at a cost to the Company of less than $10,000.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no such submissions, as the Company did not have a shareholders meeting during 1996.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's common stock is traded on the NNOTC Electronic Bulletin Board. The NNOTC Electronic Bulletin Board is sponsored by the National Association of Securities Dealers (NASD). The Electronic Bulletin Board is a network of security dealers who buy and sell stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                    Low            High
1995

First Quarter                       .50            1.75
Second Quarter                      .125           .50
Third Quarter                       .125           .50
Fourth Quarter                      .25            .50

1996

First Quarter                       .25            .50
Second Quarter                      .1875          .25
Third Quarter                       .125           .23
Fourth Quarter                      .125           .20

The Company's Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

As of December 31, 1996, there were approximately 200 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

ITEM 6         SELECTED FINANCIAL DATA


Financial Condition

The financial condition of the company has not improved when comparing 1995 to 1996. The following table presents the key measures of financial condition as of December 31, 1995 and 1996:

                                    1996                         1995
                                              %                           %
                               $          of assets         $         of assets
Cash                         1,372          1.13          1,654         .42

Current Assets               94,198         77.28         351,847       89.50

Current Liabilities          1,147,010      941.04        1,009,827     256.88

Working Capital              -1,051,440     ------        -656,326      ------

Property & Equip (net)       19,432         15.94         27,780        7.07

Total Assets                 121,888        100           393,119       100

Long Term Debt               ------         ------        ------        ------

Shareholders' Equity         -1,025,122     ------        -616,708      ------

As of December 31, 1996, the Company had $1,372 cash on hand and in the bank. The primary sources of cash and financing for the Company for the year ended December 31, 1996 were $63,368 from sales, a $12,001 decrease in accounts receivable, and a $112,683 increase in accounts payable and notes payable, of which, shareholders payables and loans to the Company increased by $88,116. The primary use of cash during 1996 was $186,458 to finance the Company's operations.

ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Significant losses in 1996 were primarily due to the lack of material distributions contracts and marketing delays in obtaining new sponsorships for a revised version of the Company's game products. Management has achieved its goal of hiring new African American officers and employees in order to develop the Company's targeted ethnic niche markets. With new management personnel, the Board believes the Company will achieve new contracts and sponsorships in 1997.

The Board chose to utilize the benefits of a Stock Award Plan in filing with the Securities and Exchange Commission a Registration Statement on Form S-8 in December 1996. This registration for 3,000,000 shares of common stock was used as authorized under Rule 16(b) (3) under the Securities Exchange Act of 1934 for selected consultants.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes are attached hereto:

        Balance Sheets as of December 31, 1996 and 1995
        Statements of Operations for the years ended December 31, 1996 and 1995 Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995 Statements of Cash Flows for the years ended December 31, 1996 and 1995

ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III


ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors:
                      Age    Date Elected          Position
Peter Van Brunt       51          7/20/96          Director & President

Steven R. Wright      52          11/1/93          Director, Secretary & Treasurer

Ed Litwak             53          7/30/96          Director

William H. Black      39          3/6/96           Director

Mr. Van Brunt is a graduate of Columbia University, has taken postgraduate studies at Oxford University, and completed a J.D. in law from the University of La Verne where he made Law Review. He is responsible for overall development, production, marketing, and distribution of the Company's products. He is using his established talents in the music and game software industries to establish BAOA's high visibility as a product leader in the emerging ethnic, urban contemporary market niche. Mr. Van Brunt has over fifteen years experience as an officer and attorney for one of the nation's largest African American owned record labels. He has extensive experience as a corporate officer conducting commodities transactions and business development throughout the African continent, dealing with heads of state, political bodies and the international banking community. He has managed all phases of business affairs and contract negotiations for one of the largest African American owned recording companies. His experience includes managing recording artists through the recording process, selecting material and producers, promoting and marketing products, and managing tours. He has developed and negotiated agreements for recording, distribution, label joint ventures, publishing, and foreign licensing.

Mr. Wright has a B.A. in public administration and a B.S. in accounting, both from San Diego State University in California. He continues to work on his masters degree. He is responsible for corporate taxes at Wright & Geis, Certified Public Accountants, Inc., in San Diego. He is responsible for firm marketing, all corporate tax client management, quality control, tax review, tax strategies, tax research, audit representation, strategic planning, and staff management. He designs and implements financial policies for client accounting, cash management, job costing, and budgets. He has an extensive background in working with lenders and investors and small business entrepreneurs.

Mr. Litwak majored in business at Cornell University. He is the chairman and CEO of Merchandise Entertainment Television (METV-1) and Satellite TODAY, Inc. He has achieved awards of excellence and national recognition for his accomplishments in marketing, sales, administration and broadcasting in the satellite and cable television industries. He has served as an officer and owner in various manufacturing and marketing companies since 1964. His experience includes high level management and marketing in the clothing, shoe, and sports merchandising fields. As a consultant, he managed the special events marketing for Pepsi-Cola's most successful sports program. He was the licensing agent for fashion designer Paolo Gucci and the Gucci family in their successful development of retail and hotel businesses, and the Gucci and Versace labels. He worked in association with General Electric to establish the fourth largest home shopping and entertainment television channel, Merchandise Entertainment Television (METV-1). He has formed a strategic alliance with AT&T and Hughes Network Systems DirecPC to create Satellite TODAY for delivery of up-to-the-minute, on-line, vital medical information to doctors, pharmacists, and hospitals on a world wide basis. He currently serves on the board of advisors for AT&T's Global Information Solutions and the Interactive Times Shoppers Network.


Mr. Black has a B.A. in business administration from Carson-Newman College in Jefferson City, Tennessee. He is the Chairman and CEO of Professional Management, Inc. and World Express Travel, Inc. He also owns Professional Realty, Inc. These companies include one of the largest professional athlete management agencies in the United States - with clients such as Sterling Sharpe, Andre Risen, Terry Allen, Robert Brooks, and Natrone Means; a large travel agency with major national corporate clients; and a successful realty company that specializes in real estate investing. He was a three-time College Football All-American, played professional football, and was a college football coach. He is known nationally for his business acumen and his long history of community service.

ITEM 11        EXECUTIVE COMPENSATION


Summary Compensation Table for 1996:

Name                  Peter Van Brunt              Steven R. Wright

Principal Position    Director & President         Director, Treasurer & Secretary

Salary                $    0                        $   0

Bonus                      0                            0

Other
Compensation               0                            0

Restricted stock
awards                     0                            0

Options                    0                            0

LTIP payouts               0                            0

All other
compensation               0                            0

Notes: William Black served as president until July 20, 1996 without salary. Mr. Black earned 250,000 shares of restricted stock as other compensation from the Company. The Company currently has no standard arrangement by which its Directors are compensated. The Company canceled its two year employment contract with William H. Black on July 20, 1996.

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and Major shareholders as well as those who own beneficially more than five percent of the Company's common stock.


Name of Beneficial Owner            Number of Shares             Percent of Total
Maritime International Ltd.          2,475,422                   13.3
c/o Clark, Wilson Barristers
& Solicitors
800-885 West Georgia St.
Vancouver, B.C., Canada

Sontag S.A.                          2,110,424                   11.4
c/o Clark, Wilson Barristers
& Solicitors
800-885 West Georgia St.
Vancouver, B.C., Canada

Barkley Edwards, Inc.                2,114,422                   11.4
c/o Clark, Wilson Barristers
& Solicitors
800-885 West Georgia St.
Vancouver, B.C., Canada

William H. Black                       450,000                    2.4
914 Richland St.
Ste A200
Columbia, South Carolina

Steven R. Wright                       165,000                     .9
c/o BAOA, Inc.
2635 Camino del Rio South
Ste 210
San Diego, California


(Percentages are based on the number of outstanding shares as of December 31, 1996)

ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None


ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K


        Balance Sheet as of December 31, 1996
        Statements of Operations for the years ended December 31, 1996 and 1995 Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995
        Statements of Cash Flows for the years ended December 31, 1996 and 1995

        Reports filed on Form 8-K:  None

        Reports required to be filed by Regulation S-X:  None

        Exhibits

           23      Consent of Independent Accountants
           27      Financial Data Schedule

                                   SIGNATURES
                                -----------------

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BAOA, INC.


        Date:  March 28, 1997       /s/ PETER VAN BRUNT
                                    --------------------------------------------
                                    Peter Van Brunt,
                                    President, Principal Executive Officer,
                                    Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        Dated: March 28, 1997       /s/ STEVEN R. WRIGHT
                                    --------------------------------------------
                                    Steven R. Wright,
                                    Treasurer, Principal Financial Officer,
                                    Director



        Dated: March 28, 1997       /s/ ED LITWAK
                                    --------------------------------------------
                                    Ed Litwak,
                                    Director

                                   BAOA, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                                   BAOA, INC.
                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITORS' REPORT............................................... F-1

BALANCE SHEETS............................................................. F-2

STATEMENTS OF OPERATIONS................................................... F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT.............................. F-5

STATEMENTS OF CASH FLOWS................................................... F-6

NOTES TO FINANCIAL STATEMENTS......................................... F-7-F-13

[LOGO]

                                  [LETTERHEAD
                               HARLAN & BOETTGER
                         CERTIFIED PUBLIC ACCOUNTANTS]


                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF BAOA, INC.:

We have audited the accompanying balance sheets of BAOA, Inc. (a California corporation) as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAOA, Inc. as of December 31, 1996 and 1995, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company's default on certain loan agreements, recurring losses, decreases in working capital, and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/S/ HARLAN & BOETTGER

San Diego, California
March 10, 1997

[LOGO]                            [LETTERHEAD]

                               HARLAN & BOETTGER
                          CERTIFIED PUBLIC ACCOUNTANTS

                                   BAOA, INC.
                                 BALANCE SHEETS

                                                                   December 31,
                                                          -------------------------------
                                                             1996                1995
                                                          ----------           ----------
        ASSETS
  CURRENT ASSETS
    Cash                                                  $    1,372            $   1,654
    Accounts receivable, less $100,687 and
       $60,000 of allowance for doubtful accounts             47,570              100,258
    Inventory, net (Note B)                                   45,256              249,935
                                                          ----------           ----------
        TOTAL CURRENT ASSETS                                  94,198              351,847
                                                          ----------           ----------
  FURNITURE AND EQUIPMENT,
    less $26,424, and $18,076 of accumulated
       depreciation (Note C)                                  19,432               27,780
                                                          ----------          -----------
  OTHER ASSETS (Note D)

    Organization Costs, net of $14,000,
       and $10,000 of accumulated amortization                 6,000               10,000
    Deposits                                                   2,258                3,492
                                                        ------------         ------------
        TOTAL OTHER ASSETS                                     8,258               13,492
                                                        ------------         ------------
                                                        $    121,888         $    393,119
                                                        ============         ============



    The accompanying notes are an integral part of this financial statement.

                                   BAOA, INC.
                                 BALANCE SHEETS

                                                               December 31,
                                                     -------------------------------
                                                          1996             1995
                                                     -------------    -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable (Note E)                        $     209,075    $     173,245
    Accrued expenses (Note E)                              290,610          213,757
    Income taxes payable                                     1,600            1,600
    Related party debt (Note F)                            645,725          621,225
                                                     -------------    -------------
        TOTAL CURRENT LIABILITIES                        1,147,010        1,009,827
                                                     -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note I)

  STOCKHOLDERS' DEFICIT (Note H)
    Common Stock-,$.001 par,
      25,000,000 shares authorized
      18,558,600 shares issued and
      outstanding at December 31, 1996,
      and 13,551,600 issued and outstanding
      at December 31, 1995                                  18,559           13,552

  Paid in capital                                        2,628,695        2,084,649
  Retained deficit                                      (3,672,376)      (2,714,909)
                                                     -------------    -------------
        TOTAL STOCKHOLDERS' DEFICIT                     (1,025,122)        (616,708)
                                                     -------------    -------------
                                                     $     121,888    $     393,119
                                                     =============    =============


    The accompanying notes are an integral part of this financial statement.

                                   BAOA, INC.
                            STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                                 ------------------------------
                                                      1996             1995
                                                 -------------    -------------
REVENUES
  Sales                                          $      63,368    $      18,879
                                                 -------------    -------------
        TOTAL REVENUES                                  63,368           18,879
COST OF SALES (Note B)                                 164,086          315,096
                                                 -------------    -------------
  Gross profit (loss)                                 (100,718)        (296,217)
                                                 -------------    -------------
OPERATING EXPENSES
  Sales and marketing                                  541,294          533,898
  Salaries and wages                                       -            107,216
  Legal & professional                                  61,462           49,921
  Consulting & outside services                         10,965           41,751
  Travel                                                 2,690           25,039
  Depreciation                                           8,348            8,349
  Royalties                                             24,567            4,652
  Amortization                                           4,000            4,000
  General and administrative                           150,782          146,798
                                                 -------------    -------------
        TOTAL OPERATING EXPENSES                       804,108          921,624
                                                 -------------    -------------
LOSS FROM OPERATIONS                                  (904,826)      (1,217,841)

OTHER INCOME (EXPENSES)
  Interest income                                            3               13
  Interest expense                                     (51,844)         (40,060)
                                                 -------------    -------------
        TOTAL OTHER EXPENSE                            (51,841)         (40,047)
                                                 -------------    -------------
LOSS BEFORE TAXES                                     (956,667)      (1,257,888)
INCOME TAXES                                               800              800
                                                 -------------    -------------
NET LOSS                                         $    (957,467)   $  (1,258,688)
                                                 =============    =============
NET LOSS PER COMMON SHARE                        $        (.06)   $        (.11)
                                                 =============    =============
AVERAGE COMMON SHARES OUTSTANDING                   14,974,900       11,648,600
                                                 =============    =============


    The accompanying notes are an integral part of this financial statement.

                                   BAOA, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                             Common Stock
                                     -----------------------------      Paid in        Retained
                                         Shares          Amount         Capital         Deficit            Total
                                     -------------   -------------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 1994              11,551,600   $      11,552   $   1,586,649   $  (1,456,221)   $     141,980
                                     -------------   -------------   -------------   -------------    -------------
Issued shares of common
  stock for services                     2,000,000           2,000         498,000              --          500,000
Net loss for year                               --              --              --      (1,258,688)      (1,258,688)
                                     -------------   -------------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 1995              13,551,600   $      13,552   $   2,084,649   $  (2,714,909)   $    (616,708)
                                     -------------   -------------   -------------   -------------    -------------
Issued shares of common
  stock for services                     5,007,000           5,007         544,046              --          549,053
Net loss for year                               --              --              --        (957,467)        (957,467)
                                     -------------   -------------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 1996              18,558,600   $      18,559   $   2,628,695   $  (3,672,376)   $  (1,025,122)
                                     =============   =============   =============   =============    =============



    The accompanying notes are an integral part of this financial statement.

                                   BAOA, INC.
                            STATEMENTS OF CASH FLOWS


                                                        Year Ended December 31,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (957,467)   $(1,258,688)
  Adjustments to reconcile net income
    (loss) to net cash used in
     operating activities:
      Depreciation and amortization                       12,348         12,349
      Allowance accounts                                 108,570        308,686
      Common stock issued for services                   549,053        500,000
  (Increase) decrease in:
    Accounts receivable                                   12,001         16,158
    Inventory                                            136,796         32,332
  Increase (decrease) in:
    Accounts payable                                      35,830         91,215
    Accrued expenses                                      76,853         45,673
                                                     -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES            (26,016)      (252,275)

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in deposits                          1,234           (510)
                                                     -----------    -----------
        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                             1,234           (510)

CASH FLOWS FROM FINANCING ACTIVITIES
  Related party debt increase                             24,500        238,980
                                                     -----------    -----------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                            24,500        238,980
                                                     -----------    -----------
NET DECREASE IN CASH                                        (282)       (13,805)

CASH, AT BEGINNING OF PERIOD                               1,654         15,459
                                                     -----------    -----------

CASH, AT END OF PERIOD                               $     1,372    $     1,654
                                                     ===========    ===========



    The accompanying notes are an integral part of this financial statement.

                                   BAOA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Organization and Nature of Business

        The Company was incorporated in the state of California in August 1983 under the name Tahoe Lake Concessions, Inc. Pursuant to a special meeting of shareholders held June 21, 1993 the Company changed its name to BAOA, Inc.

        The Company was originally incorporated to engage in the field of real estate development and investments. After its reorganization in June 1993, the Company is now engaged in the business of the sale and marketing of the board game known as Black Americans of Achievement
        (BAOA), the sale and marketing of a BAOA credit card, the licensing of its trademark logo, as well as the development for production of a television game show.

        Revenue and Cost Recognition

        The Company recognizes sponsorship revenue on an accrual basis as the sponsorship fees are earned. Board game sales are recorded upon invoicing and concurrent shipment of games. General and administrative costs are charged to expense as incurred. Research and development costs are charged to expense in the period incurred.

        Inventories

        Inventories are stated at lower of cost (first-in, first-out) or market.

        Organization Costs

        The Company is amortizing its organization costs on the straight-line method over a 5 year period.

        Intangible Assets

        The Company is amortizing its intangible assets on the straight-line method over the estimated useful life of the assets.

        Basis of Accounting

        The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                   (CONTINUED)


A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

        Property and Equipment

        Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or betterments are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected as income or expense.

        Income Taxes

        Income taxes, including pro forma computations, are provided using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

        Net Loss per Common Share

        Net loss per share is calculated using the weighted average outstanding common and common stock equivalent shares.

B.      INVENTORY:

        Inventory at December 31, 1996 and 1995 consisted of finished products as follows:

                                                          December 31,
                                                   ---------------------------
                                                      1996            1995
                                                   ---------         ---------
                Board games                        $  88,745         $ 433,593
                5-Up kits                             12,075            57,926
                10-Up kits                            12,319            57,102
                                                   ---------         ---------
                Total                                113,139           548,621
                Less valuation allowance             (67,883)         (298,686)
                                                   ---------         ---------
                Inventory, net                     $  45,256         $ 249,935
                                                   =========         =========

        During 1996 and 1995 it became apparent to management that actual market value for their board game was less than actual costs. As a result, inventory as of December 31, 1996 and 1995 has been adjusted to reflect current market value. The results of this adjustment was to charge $67,883 and $298,686 to cost of sales for the years ended December 31, 1996 and 1995, respectively, and to establish an inventory valuation allowance account.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                   (CONTINUED)


C.      FURNITURE AND EQUIPMENT:

        Furniture and Equipment consists of:


                                                           December 31,
                                                    --------------------------
                                                      1996              1995
                                                    --------          --------
               Furniture                             $14,402           $14,402
               Equipment                              31,454            31,454
                                                    --------          --------
                      Total                           45,856            45,856
               Less accumulated
                 depreciation                         26,424            18,076
                                                    --------          --------
               Furniture and
                 equipment, net                     $ 19,432           $27,780
                                                    ========           =======

D.      INTANGIBLE ASSETS:

        In June 1993 the Company entered into an agreement with BAOA, a Grand Cayman Corporation, whereby the Company exchanged 8,000,000 shares of its common stock and issued notes payable totaling $300,000 in exchange for all the rights, title and interest in various items. As a result of the intangible assets being acquired from an affiliated party as part of a nonmonetary exchange, the assets were valued at the predecessor's basis which has been determined to be $1. In 1993 the Company charged to expense $300,000 as asset acquisition costs. This amount represented the full amount of the notes payable issued, along with the Company's common stock, to obtain these intangible assets. The assets acquired and future liabilities associated with such acquisition are as follows:

        1. The license of the board game known as, Black Americans of Achievement.

        2.      The board game concept known as, The Soul of American Music.

        3. The Chelsea House Publishers, Division of Main Line Publishers contract.

        4. Uniworld Group, Inc., Louis Corbo, Thomas M. Magee and HGI Marketing Services, Inc. contract.

        5. The licensable Trademark concept of "BAOA" together with or without its tag line:



                               "Buy It With Pride"

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                   (CONTINUED)


D.      INTANGIBLE ASSETS: (CONTINUED)

        6.      The Registered Television Game Show Concept entitled: "BAOA"

                The following monies, royalties and fees are all part and parcel of this transfer and are payable to the parties as indicated along with the party, Louis Corbo, under a licensing agreement dated May 14, 1993.

                a. First year of the three years sponsorship revenues received for said board game, Black Americans of Achievement, in the following percentages --- 1/3 of which to Louis Corbo and 2/3 of which to HGI Marketing Services, Inc. and Thomas M. Magee, collectively.

                b. Royalties of Eight (8%) percent of the wholesale selling price from Black Americans of Achievement board game to Louis Corbo pursuant to the licensing agreement dated May 14, 1993.

                c. Upon completion of the Soul of American Music board game an Eight (8%) percent royalty shall be paid to Louis Corbo for a license therefrom.

                d. Royalties of Eight (8%) percent of the Budget of the Television Game show entitled BAOA payable to Louis Corbo.

                e. Royalties of Eight (8%) percent of any and all licensing fees derived from the marketing and sale of the BAOA Trademark concept with or without its tag line "Buy It With Pride" for such products as clothing, greeting cards, gifts, food and candy, etc. payable to Louis Corbo.

E.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

        Accounts payable and accrued expenses consist of the following:


                                                          December 31,
                                                  -----------------------------
                                                      1996            1995
                                                  ------------     ------------
           Accounts payable - shareholders        $    130,325     $    130,325
           Accounts payable - vendors                   78,750           42,920
           Accrued royalties                           194,265          169,698
           Accrued interest                             95,799           43,957
           Other accrued expenses                          546              102
                                                  ------------     ------------
                                                  $    499,685     $    387,002
                                                  ============     ============

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                   (CONTINUED)


F.      RELATED PARTY DEBT:

        Notes payable at December 31, 1996 and 1995 are summarized as follows:

                                                                     1996           1995
                                                                 ------------    -----------
        Notes payable to various shareholders, interest
        payable at 8%, principal and interest due
        December 31, 1997.                                       $    509,225    $   482,225

        Notes payable to various shareholders, interest
        payable at 8%, principal and interest due
        December 31, 1997.                                            136,500        139,000
                                                                 ------------    -----------

                                                                $     645,725    $   621,225
                                                                =============    ===========

G.      INCOME TAXES:

        The provision for income taxes for the year ended December 31, 1996 consists solely of the minimum state taxes.

        The Company's total deferred tax asset as of December 31, 1996 is as follows:

                                                                     1996
                                                               ---------------
           Net operating loss carryforwards                     $      886,800
           Valuation allowance                                        (886,800)
                                                               ---------------
               Net deferred tax asset                          $             -
                                                               ===============

        As of December 31, 1996 the Company had net operating loss carryforwards before any limitations which expire as follows:

               Year Ending
                December 31,                  Federal               State
                ------------                  -------               -----
                  2007                    $   337,200              $       -
                  2008                      1,117,000                558,500
                  2009                      1,248,700                624,350
                  2010                        947,700                473,850
                  2011                        942,200                471,100

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                   (CONTINUED)

H.      STOCKHOLDERS' DEFICIT:

        Stock for Services

        During the twelve months ended December 31, 1996, the Company authorized and issued 5,007,000 shares of common stock in exchange for consulting and marketing services provided. The Company has entered into several agreements with public figures to promote the board games in exchange for stock. These contracts cover a period of one year.

I.      COMMITMENTS AND CONTINGENCIES:

        Operating Leases

        The Company leases office facilities and equipment under noncancelable operating leases from unrelated third parties which expire November 30, 2001. The accompanying statement of operations includes expenses from operating leases of $35,870 and $36,564 for 1996 and 1995, respectively. Future minimum lease payments due under the noncancelable operating leases as of December 31, 1996 are as follows:

             1997                                               $  35,178
             1998                                                  36,798
             1999                                                  38,418
             2000                                                  39,860
             2001                                                  36,081
                                                                ---------
                 Total                                          $ 186,335
                                                                =========

J.      MAJOR CUSTOMERS:

        During the year ended December 31, 1996 the Company had three major customers, sales to each of which exceeded 10% of the Company's total sales. Sales to these customers totaled $39,250 for the year ended December 31, 1996.

K.      SUPPLEMENTAL CASH FLOW INFORMATION:

        Supplemental disclosures of cash flow information for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                          1996            1995
                                                        ---------       --------
        Noncash investing and financing activities:
           Services acquired with stock issuance         $549,053      $500,000

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                   (CONTINUED)


L.      GOING CONCERN:

        The Company has had recurring losses from operations, and as of December 31, 1996, the Company's current liabilities exceeded its current assets by approximately $1,052,812. In addition, the Company had negative cash flows for the year ended December 31, 1996. These factors create an uncertainty as to the Company's ability to continue as a going concern.

        The Company has added an advisory board consisting of the Reverend Jesse Jackson, Mervyn Dymally, and other notable African American business leaders, politicians, and professional athletes. The purpose of the advisory board is to provide marketing direction and direct access to corporate sponsors, as well as access to networks of African American special interest groups and religious organizations. The advisory board is currently working with management to secure major corporate sponsors for the Company's ethnic product niche. The Company has a series of new products and services that they believe will result in profitable operations and a positive cash flow during the next year.

        The ability of the Company to continue as a going concern is dependent upon its ability in its endeavors to seek additional sources of capital, and its attaining future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                 EXHIBIT INDEX

                                                                 Sequentially
Exhibit                                                             Numbered
Number           Description                                          Page
------           -----------                                     ------------
  23             Consent of Independent Accountants
  27             Financial Data Schedule