Form 10QSB
period 1997-03-31
BAOA INC
filed 1997-06-06
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        For Quarter ended March 31, 1997
                         Commission File Number 0-25416

                                   BAOA, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                               33-0563989
              ----------                               ----------
        (State of Incorporation)          (I.R.S. Employer Identification No.)

       2635 Camino Del Rio South, Suite 210, San Diego, California 92108
       -----------------------------------------------------------------
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

                      Yes     X                     No
                            ------                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 1997, the registrant had 19,520,600 shares of common stock, $.001 par value, issued and outstanding.

NOTES TO FINANCIAL STATEMENTS


Note 1:  Management's opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and changes in cash for the three months ended March 31, 1997 and 1996.


Note 2:  Interim reporting

The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the remainder of the year.


Note 3:  Components of Inventory

As of March 31, 1997, inventory consisted of $24,184 of finished products.

PART 1     FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.


Material changes in financial condition:
----------------------------------------


As of March 31,1997: the Company had $836 cash on hand and in the bank. The primary sources of cash and financing for the Company for the three months then ended were $17,009 from sales, and $30,000 from sale of common stock. The primary uses of cash during that period were $47,500 to finance the company's operations.


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


The Board of Directors and officers are working with the advisory board of notable African American business and professional leaders in order to finalize new contracts and sponsorships in 1997. In addition, the Company has expanded its products and marketing by entering into computerized game development and Internet sales. Management believes that the Company should return to profitability in 1997.

PART II     OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                    a)  Exhibit 27.1     Financial Data Schedule

                    b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1997

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.







     Dated:    May 12, 1997        /s/ STEVEN R. WRIGHT
                                   -----------------------------------------
                                   Steven R. Wright,
                                   Treasurer and Principal Financial Officer

PART 1     FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                           March 31
                                             1997

ASSETS

CURRENT ASSETS

     CASH                                        836
     ACCOUNTS RECEIVABLE                      60,699
     INVENTORY                                24,184
                                        ------------

TOTAL CURRENT ASSETS                          85,719

FIXED ASSETS

     FURNITURE AND EQUIPMENT                  45,856
     LESS DEPRECIATION                       -28,511
                                        ------------

NET FIXED ASSETS                              17,345

OTHER ASSETS

     DEPOSITS                                  2,259
     ORGANIZATION COSTS                       20,000
     LESS AMORTIZATION                       -15,000
                                        ------------

TOTAL OTHER ASSETS                             7,259

                                        ------------
TOTAL ASSETS                                 110,323
                                        ============





                       SEE NOTES TO FINANCIAL STATEMENTS

                                    BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                                 March 31
                                                   1997

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

     DEPOSITS                                      10,000
     ACCOUNTS PAYABLE                             176,775
     ACCRUED LIABILITIES                          108,999
     SALES TAX PAYABLE                                  0
     ACCRUED INCOME TAXES                           1,600
     NOTE PAYABLE                                 136,500
     NOTES PAYABLE - SHAREHOLDERS                 539,725
     ACCRUED ROYALTIES                             87,411
                                           --------------

TOTAL CURRENT LIABILITIES                       1,061,010

LONG TERM LIABILITIES

                                           --------------
TOTAL LONG TERM LIABILITIES                             0

                                           --------------
TOTAL LIABILITIES                               1,061,010

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 PAR.                     19,521
      25,000,000 SHARES AUTHORIZED,
      19,520,600 ISSUED

     ADDITIONAL PAID IN CAPITAL                 2,760,733

     BEGINNING RETAINED EARNINGS               -3,672,376
     NET INCOME (LOSS)                            -58,565

     ENDING RETAINED EARNINGS                  -3,730,941

                                           --------------
TOTAL STOCKHOLDERS' EQUITY                       -950,687

                                           --------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                 110,323
                                           ==============


                        SEE NOTES TO FINANCIAL STATEMENTS

                                  BAOA , INC.
                                INCOME STATEMENT
                                    UNAUDITED
                           FOR THE THREE MONTHS ENDED

                                            March 31          March 31
                                              1997              1996

REVENUE

  SALES                                       17,009            10,635

                                      --------------------------------

TOTAL REVENUE                                 17,009            10,635

COST OF SALES                                 22,261             7,509
                                      --------------------------------

GROSS PROFIT (LOSS)                           -5,252             3,126

OPERATING EXPENSES

  SALARIES & WAGES
  SALES & MARKETING                          112,834           157,938
  ROYALTIES                                 -106,853             3,159
  CONSULTING & OUTSIDE SERVICES                3,500             1,100
  TRAVEL                                       3,335             1,000
  LEGAL & ACCOUNTING                           5,137             1,331
  GENERAL & ADMINISTRATIVE                    19,073            18,776
  AMORTIZATION                                 1,000             1,000
  DEPRECIATION                                 2,087             2,087

                                      --------------------------------
TOTAL OPERATING EXPENSES                      40,113           186,391


                                      --------------------------------
INCOME (LOSS) FROM OPERATIONS                -45,365          -183,265

OTHER INCOME & EXPENSE

     INTEREST EARNED
     INTEREST EXPENSE                        -13,200           -12,828
                                      --------------------------------

TOTAL OTHER INCOME & EXPENSE                 -13,200           -12,828

INCOME (LOSS) BEFORE TAXES                   -58,565          -196,093

PROVISION FOR TAXES

                                      --------------------------------
NET INCOME (LOSS)                            -58,565          -196,093
                                      ================================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                                         BAOA, INC.
                                                 STATEMENTS OF CASH FLOWS
                                                THREE MONTHS ENDED MARCH 31

                                                    1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                -58,565         -196,093

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                        3,087            2,087
  (INCREASE) DECREASE IN ACCTS RECEIVABLE          -13,129           -3,636
  DECREASE IN INVENTORY                             21,072           46,728
  INCREASE (DECREASE) IN DEPOSITS LIABILITY         10,000
  INCREASE (DECREASE) IN ACCTS PAYABLE             -32,300           22,270
  INCREASE (DECREASE) IN ACCRUED LIAB              -94,200           16,886
  INCREASE (DECREASE) IN INCOME TAXES PAYABLE
  PAYMENTS FOR SERVICES BY COMMON STOCK            103,000           85,553

                                                 --------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES           -61,035          -26,205


CASH FLOWS FROM FINANCING ACTIVITIES

  NOTES PAYABLE                                     30,500           27,000
  COMMON STOCK PURCHASES                            30,000

                                                 --------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES            60,500           27,000


NET INCREASE (DECREASE) IN CASH                       -535              795

CASH AT BEGINNING OF PERIOD                          1,371            1,654

CASH AT END OF PERIOD                                  836            2,449






                        SEE NOTES TO FINANCIAL STATEMENTS