Form 10QSB
period 1997-06-30
BAOA INC
filed 1997-08-19
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Quarter ended June 30, 1997
                         Commission File Number 0-25416

                                   BAOA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                        33-0563989
          -----------------                  --------------
      (State of Incorporation)    (I.R.S. Employer Identification No.)

        2635 Camino Del Rio South, Suite 210, San Diego, California 92108
--------------------------------------------------------------------------------
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

          Yes     X                     No
               -------                      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 1997, the registrant had 20,538,100 shares of common stock, $.001 par value, issued and outstanding.

NOTES TO FINANCIAL STATEMENTS

Note 1:  Management's opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 1997 and the results of operations for the six months ended June 30, 1997 and 1996 and changes in cash for the six months ended June 30, 1997 and 1996.

Note 2:  Interim reporting

The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3:  Components of Inventory

As of June 30, 1997, inventory consisted of $23,896 of finished products.

PART 1     FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition:
----------------------------------------

As of June 30,1997: the Company had $5,472 cash on hand and in the bank. The primary sources of cash and financing for the Company for the six months then ended were $17,926 from sales, $41,400 loans from shareholders, and $45,100 from sale of common stock. The primary uses of cash during that period were $73,627 to finance the company's operations, and $25,799 to pay down current liabilities.

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

The Board of Directors, officers, and the advisory board of notable African American business and professional leaders have negotiated and signed several contracts and letters of intent which will provide revenue from telecommunications and entertainment sources beginning in 1997. In addition, the Company has expanded its products and marketing by entering into computerized game development and Internet sales. Management believes that the Company should return to profitability in 1997.

PART II     OTHER INFORMATION

ITEM 1      Not applicable.

ITEMS 2-4:  Not applicable

ITEM 5:     Information required in lieu of Form 8-K:  None

ITEM 6:     Exhibits and Reports on 8-K:

               a)  Exhibit 27. Financial Data Schedule

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




     Dated:    August 14, 1997        /s/  Steven R. Wright
                                 -----------------------------------------------
                                 Steven R. Wright,
                                 Treasurer and Principal Financial Officer

PART 1     FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED

                                 June 30
                                  1997
                                 -------
ASSETS

CURRENT ASSETS
     CASH                          5,472
     ACCOUNTS RECEIVABLE          54,062
     INVENTORY                    23,896
                                 -------
TOTAL CURRENT ASSETS              83,430

FIXED ASSETS
     FURNITURE AND EQUIPMENT      45,856
     LESS DEPRECIATION           -30,598
                                 -------
NET FIXED ASSETS                  15,258

OTHER ASSETS
     DEPOSITS                      2,259
     ORGANIZATION COSTS           20,000
     LESS AMORTIZATION           -16,000
                                 -------
TOTAL OTHER ASSETS                 6,259
                                 -------
TOTAL ASSETS                     104,947
                                 =======



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED

                                       June 30
                                         1997
                                      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DEPOSITS                             38,500
     ACCOUNTS PAYABLE                    183,276
     ACCRUED LIABILITIES                 122,679
     SALES TAX PAYABLE                         6
     ACCRUED INCOME TAXES                  1,600
     NOTE PAYABLE                        136,500
     NOTES PAYABLE - SHAREHOLDERS        550,625
     ACCRUED ROYALTIES                    57,587
                                      ----------

TOTAL CURRENT LIABILITIES              1,090,773

LONG TERM LIABILITIES
                                      ----------
TOTAL LONG TERM LIABILITIES                    0
                                      ----------

TOTAL LIABILITIES                      1,090,773

STOCKHOLDERS' EQUITY
     COMMON STOCK - $.001 PAR             20,539
     25,000,000 SHARES AUTHORIZED,
     20,538,100 ISSUED

     ADDITIONAL PAID IN CAPITAL        2,837,065

     BEGINNING RETAINED EARNINGS      -3,672,376
     NET INCOME (LOSS)                  -171,054

     ENDING RETAINED EARNINGS         -3,843,430
                                      ----------
TOTAL STOCKHOLDERS' EQUITY              -985,826
                                      ----------
TOTAL LIAB & STOCKHOLDERS' EQUITY        104,947
                                      ==========




                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA , INC.
                                INCOME STATEMENT
                                    UNAUDITED

                                                 June 30    June 30
                                                  1997       1996
REVENUE

  SALES                                           17,926     22,942
                                             -----------------------
TOTAL REVENUE                                     17,926     22,942

COST OF SALES                                     25,689     30,100
                                             -----------------------
GROSS PROFIT (LOSS)                               -7,763     -7,158

OPERATING EXPENSES

  SALARIES & WAGES
  SALES & MARKETING                              193,657    188,438
  ROYALTIES                                     -136,677      6,606
  CONSULTING & OUTSIDE SERVICES                    6,900      3,750
  TRAVEL                                           9,656      1,000
  LEGAL & ACCOUNTING                              12,663      4,455
  GENERAL & ADMINISTRATIVE                        44,039     42,525
  AMORTIZATION                                     2,000      2,000
  DEPRECIATION                                     4,174      4,175
                                             -----------------------
TOTAL OPERATING EXPENSES                         136,412    252,949
                                             -----------------------
INCOME (LOSS) FROM OPERATIONS                   -144,175   -260,107

OTHER INCOME & EXPENSE

     INTEREST EARNED                                   1          2
     INTEREST EXPENSE                            -26,880    -26,013
                                             -----------------------
TOTAL OTHER INCOME & EXPENSE                     -26,879    -26,011

INCOME (LOSS) BEFORE TAXES                      -171,054   -286,118

PROVISION FOR TAXES
                                             -----------------------
NET INCOME (LOSS)                               -171,054   -286,118
                                             =======================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                   1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                              -171,054       -286,118

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:
  DEPRECIATION & AMORTIZATION                      6,174          6,174
  (INCREASE) DECREASE IN ACCTS RECEIVABLE         -6,492         -5,915
  DECREASE IN INVENTORY                           21,360         66,293
  INCREASE (DECREASE) IN ACCTS PAYABLE           -25,799         65,034
  INCREASE (DECREASE) IN ACCRUED LIAB            -71,838         32,828
  INCREASE IN INCOME TAXES PAYABLE
  PAYMENTS FOR SERVICES BY COMMON STOCK          165,250         85,553
                                               -------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES         -82,399        -36,151

CASH FLOWS FROM FINANCING ACTIVITIES
  NOTES PAYABLE                                   41,400         37,000
  COMMON STOCK PURCHASES                          45,100
                                               -------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES          86,500         37,000

NET INCREASE (DECREASE) IN CASH                    4,101            849

CASH AT BEGINNING OF PERIOD                        1,371          1,654

CASH AT END OF PERIOD                              5,472          2,503

ACTUAL CASH                                        5,472


                        SEE NOTES TO FINANCIAL STATEMENTS