Form 10QSB
period 1997-09-30
BAOA INC
filed 1998-01-12
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For Quarter ended September 30, 1997
                         Commission File Number 0-25416


                                   BAOA, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        CALIFORNIA                                       33-0563989
------------------------                    ------------------------------------
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

                          Yes  X                     No
                              ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of September 30, 1997, the registrant had 27,366,217 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                     BAOA, INC.

                                   BALANCE SHEET
                                     UNAUDITED

                                                       SEPTEMBER 30,
                                                           1997
                                                       -------------
        ASSETS

        Current Assets
          Cash                                           $ 114,009
          Accounts receivable                               53,339
          Employee advances                                    350
          Inventory                                         23,892
                                                         ---------
        Total current assets                               191,590

        Fixed assets
          Furniture and equipment                           47,367
          Less depreciation                                (32,806)
                                                         ---------
        Net fixed assets                                    14,561

        Other assets
          Deposits                                           2,258
          Organization costs                                20,000
          Less amortization                                (17,000)
                                                         ---------
        Total other assets                                   5,258
                                                         ---------
        Total assets                                     $ 211,409
                                                         =========

                       See notes to financial statements

                                   BAOA, INC.

                                 BALANCE SHEET
                                   UNAUDITED

                                                            SEPTEMBER 30,
                                                                1997
                                                            -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                           $    45,461
  Salaries and wages payable                                       1,664
  Payroll taxes payable                                              204
  Sales tax payable                                                    7
  Accrued income taxes                                               800
  Accrued royalties                                               57,592
                                                             -----------
Total current liabilities                                        105,728

Long term liabilities
  Contracts payable                                              130,325
  Accrued liabilities                                            136,745
  Notes payable                                                  136,500
  Notes payable -- shareholders                                  570,625
                                                             -----------
Total long term liabilities                                      974,195
                                                             -----------
Total liabilities                                              1,079,923

Stockholders' equity
  Common Stock -- $.001 par, 50,000,000 shares
    authorized, 27,366,217 issued                                 27,366
  Additional paid in capital                                   3,204,513
  Beginning retained earnings                                 (3,672,377)
  Net income (loss)                                             (428,016)
  Ending retained earnings                                    (4,100,393)
                                                             -----------
Total stockholders' equity                                      (868,514)
                                                             -----------
Total liabilities and stockholders' equity                   $   211,409
                                                             ===========

                       See notes to financial statements

                                   BAOA, INC.

                                INCOME STATEMENT
                                   UNAUDITED

                                            SEPTEMBER 30,     SEPTEMBER 30,
                                               1997               1996
                                            -------------     -------------
Revenue
  Sales                                      $   17,945         $  58,196
                                             ----------         ---------
Total revenue                                    17,945            58,196
Cost of sales                                    37,893           111,937
                                             ----------         ---------
Gross profit (loss)                             (19,948)          (53,741)

Operating expenses

  Salaries and wages                              7,138
  Sales and marketing                           317,044           373,696
  Royalties                                    (136,673)           23,853
  consulting and outside services                17,084             7,625
  Travel                                         33,499             1,000
  Legal and accounting                           22,900            30,825
  General and administrative                     95,843            62,214
  Amortization                                    3,000             3,000
  Depreciation                                    6,382             6,262
                                             ----------         ---------
Total operating expenses                        366,217           508,475
                                             ----------         ---------
Income (loss) from operations                  (386,165)         (562,216)

Other income and expense
  Interest earned                                     1                 2
  Interest expense                              (40,946)          (39,672)
  Penalties                                        (106)
                                             ----------         ---------
Total other income and expense                  (41,051)          (39,670)
Income (loss) before taxes                     (427,216)         (601,886)
Provision for taxes                                 800
                                             ----------         ---------
Net income (loss)                            $ (428,016)        $(601,886)
                                             ==========         =========

                       See notes to financial statements

                                   BAOA, INC.

                            STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                           1997          1996
                                                         ---------     ---------
Cash flows from operating activities

  Net income (loss)                                      $(428,016)    $(601,886)

Adjustment to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation and amortization                              9,382         9,261
  (Increase) decrease in accounts receivable                (5,769)      (14,923)
  (Increase) decrease in employee advances                    (350)
  Decrease in inventory                                     21,364       146,992
  (Increase) decrease in assets                             (1,511)
  Increase (decrease) in accounts payable                  (33,289)       11,422
  Increase (decrease) in wages payable                       1,664
  Increase (decrease) in property taxes payable                204
  Increase (decrease) in accrued liabilities               157,634        64,059
  Increase (decrease) in income taxes payable                 (800)
  Payments for services by common stock                    191,125       320,553
                                                         ----------    ---------
Net cash flows from operating activities                   (88,362)      (64,522)

Cash flows from financing activities
  Increase (decrease) in notes payable                      61,400        64,000
  Common stock purchases                                   139,600
                                                         ----------    ---------
Net cash flows from financing activities                   201,000        64,000

Net increase (decrease) in cash                            112,638          (522)
Cash at beginning of period                                  1,371         1,654
Cash at end of period                                      114,009         1,132

                       See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1:  Management's opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 1997 and the results of operations for the nine months ended September 30, 1997 and 1996 and changes in cash for the nine months ended September 30, 1997 and 1996.


Note 2:  Interim reporting

The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the remainder of the year.


Note 3:  Components of Inventory

As of September 30, 1997, inventory consisted of $23,892 of finished products.

PART 1 FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition:
----------------------------------------

As of September 30,1997: the Company had $114,009 cash on hand and in the bank. The primary sources of cash and financing for the Company for the nine months then ended were $17,945 from sales, $61,400 loans from shareholders, and $139,600 from sale of common stock. The primary uses of cash during that period were $92,724 to finance the company's operations, and $13,276 to pay down current liabilities.

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

The Board of Directors, officers, and the advisory board of notable African American business and professional leaders have negotiated and signed several contracts and letters of intent which will provide revenue from telecommunications and entertainment sources beginning in 1998. Management has changed the Company's primary market focus by using in-house expertise and joint venture contracts for providing nation-wide telephone services such as out source telephone call centers and long distance products. Management believes that the Company should return to profitability in 1998.

PART II OTHER INFORMATION

ITEM 1:    Not applicable.

ITEMS 2-4: Not applicable

ITEM 5:    Information required in lieu of Form 8-K:  None

ITEM 6:    Exhibits and Reports on 8-K:

           a)  27  Financial Data Schedule

           b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




Dated: November 15, 1997                     /s/ STEVEN R. WRIGHT
                                             ---------------------------
                                                 Steven R. Wright,
                                                 Treasurer and Principal
                                                 Financial Officer

                                 EXHIBIT INDEX


        Exhibit
        Number          Description
        -------         -----------

          27            Financial Data Schedule