Form 10KSB40
period 1997-12-31
BAOA INC
filed 1998-04-28
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                      For the year ended December 31, 1997
                         Commission File Number 0-25416

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

             Yes   X                     No
                 -----                     -----

The issuer's revenues for the year ended December 31, 1997 were $18,791.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 1997 was $3,333,531. As of December 31, 1997 the registrant had outstanding 30,246,386 shares of common stock, $.001 par value.

PART 1

ITEM 1    BUSINESS

History

The Company was incorporated in California on August 15, 1983 using the name of Tahoe Lake Concessions, Inc. The Company did not conduct any business activities until 1993. On June 21, 1993, the Company's shareholders ratified an Agreement and Plan of Reorganization dated June 11, 1993, whereby the Company would acquire certain assets and liabilities in exchange for $100,000 cash plus a promissory note for $200,000 payable within six months, and the issuance of 8,000,000 shares of its common stock. In a ddition, the Company's shareholders approved the name change to BAOA, Inc.

In 1993, the Company developed and marketed a board game titled "Black Americans of Achievement". With several major sponsors, the board game was successfully marketed through national retail stores through the end of 1994. The Company developed several other products, including a credit card program, a sports clothing logo, and a television game show. The Company conducted national school board game tournaments until 1995. As the Company's products and tournaments did not result in the anticipated amo unts of revenue and profit, management elected to reduce the emphasis of board game sales and related product development during 1996.


General

The management of BAOA, Inc. ("the Company") changed the primary focus of the company from the marketing and sales of a board game to telemarketing in 1997. The Company used its 1997 operating resources and cash to enable it to compete in the telemarketing call center business in 1998. After considerable analysis, management has determined that the best business strategy to ensure the profitability of the telemarketing centers would be to open call centers in federally designated empowerment zones throu ghout the United States. BAOA has formed a strategic alliance with First National Communications Network, Inc., a major telemarketing and call center management company, to assist BAOA in marketing and managing its telemarketing call centers. The first call center will be in Atlanta, with an anticipated opening in the second quarter of 1998. The next call centers will be opened in Los Angeles in the fourth quarter of 1998 and New York in the first quarter of 1999. Each call center is expected to poten tially employ up to 400 people and generate significant annual revenues. This new business strategy allows BAOA to become a direct to consumer distribution network with each potential customer being anyone who answers the phone.

BAOA's strategy for opening call centers in empowerment zones is designed to help inner cities and the residents of the empowerment zones, as well as provide substantial revenues to the Company. The Company's niche in the call center business will be enhanced by the empowerment zone benefits that include job training subsidies, grants, loans, investment tax credits and energy credits. These incentives significantly reduce start up and direct costs of operations. BAOA's call center projects substantively meet one of the chief empowerment zone prerequisites which is to create new jobs. Each call center will potentially create up to 400 new teleservice representative jobs.

BAOA's long-term strategy is to evolve as a lead distributor of products and services through direct-to-consumer telemarketing channels. BAOA intends to distribute the products and services of other companies and professionals as well as market and distribute its own products.


Competition

While the size and financial strength of the Company's competitors are substantially greater than those of the Company, management believes the Company will be able to compete effectively because it is introducing telecommunications and computer jobs to economically depressed areas of inner cities. There is no competition in this market.






ITEM 2    PROPERTIES

The Company leases its corporate office space located at 2635 Camino del Rio South, Suite 210, San Diego, California. The office space consists of approximately 2,700 square feet. The lease commenced November 1996 and will terminate November 30, 2001.


ITEM 3    LEGAL PROCEEDINGS

The Company had no legal proceedings in 1997 and none are pending.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no such submissions, as the Company did not have a shareholders meeting during 1997.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

General

The Company's common stock is traded on the NNOTC Electronic Bulletin Board. The NNOTC Electronic Bulletin Board is sponsored by the National Association of Securities Dealers (NASD). The Electronic Bulletin Board is a network of security dealers who buy and sell stocks. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                               Low             High
                               ---             ---
1996
First Quarter                  .25             .50
Second Quarter               .1875             .25
Third Quarter                 .125             .23
Fourth Quarter                .125             .20


1997

First Quarter                  .08             .23
Second Quarter                 .04             .12
Third Quarter                  .04             .20
Fourth Quarter                .625             .15

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

As of December 31, 1997, there were approximately 286 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

Anti-dilutive Stock Transactions

The following contracts include terms of stock for services:


     Contractor                                  Shares
     First National Communications             3,000,000
     Donald Landon                               100,000
     Invision LLC                                 75,000
     Johnny Thomas                               100,000
     Jessie L. Jackson                           100,000
     Charles Smith                               100,000
     Vincent Kenyan                              125,000
     Jalal Farrakahn                             125,000
     Ernest Dixon                                 20,000
     Deon Figures                                100,000
     Rae Carruth                                 100,000
     Ike Hilliard                                500,000
     Oliver Lucas                                 10,000
     Duce Staley                                  50,000
     Jim Linton                                  100,000
     Catherine Coates                            100,000
     RG International                            100,000
     Joseph Farais                               100,000
     David Pastor                                 50,000
     Stanczyk Investment Co                       10,000
     Al Richman                                    2,500
     Dave Ohlson                                  50,000
     Richard Coates                              100,000
     Larry Bedard                                100,000
     Dick Griffey                                100,000
     Virgil Roberts                               50,000
     Lowell Moore                                100,000
     Sterling Sharpe                             100,000
     Mervyn Dymally                               50,000
     Karen Prentice                               50,000
     Nathaniel Moore                              25,000
     Veronica James                               50,000
     Martin Schwartz                              31,500

ITEM 6    SELECTED FINANCIAL DATA

Financial Condition

The financial condition of the company has not improved when comparing 1996 to 1997. The following table presents the key measures of financial condition as of December 31, 1996 and 1997:


                                       1997                      1996
                                              %                            %
                               $          of assets        $           of assets
Cash                            1,413         4.8          1,372           1.1

Current Assets                  8,153        27.5         94,198          77.3

Current Liabilities         1,144,898      3867.8      1,147,010         941.0

Working Capital            -1,135,332          --     -1,051,440            --

Property & Equip (net)         15,190        51.3         19,432         15.94

Total Assets                   29,601         100        121,888           100

Long Term Debt                     --          --             --            --

Shareholders' Equity        -1,115,297         --     -1,025,122            --


As of December 31, 1997, the Company had $1,413 cash on hand and in the bank. The primary sources of cash and financing for the Company for the year ended December 31, 1997 were $18,791 from sales, $196,098 from issuance of stock, $298,203 of stock was issued for services, and shareholders' loans to the Company of $81,900. The primary use of cash during 1997 was $254,799 to finance the Company's operations and $41,949 for research and development. The Company had four full time employees during 1997.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of  Operations

Significant losses in 1997 were primarily due to the lack of sales of the Company's game products and management's decision to utilize operating funds in order to change the Company's core business from game products to telecommunications services and telemarketing. Management believes the Company will have a better chance of achieving revenue and profit goals through the new call center businesses in 1998.

The Board chose to continue to utilize the benefits of a Stock Award Plan originally filed with the Securities and Exchange Commission in a Registration Statement on Form S-8 in December 1996. This registration for 3,000,000 shares of common stock was used as authorized under Rule 16(b)(3) under the Securities Exchange Act of 1934 for selected consultants.


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes are attached hereto:


Balance Sheets as of December 31, 1997 and 1996
Statements of Operations for the years ended December 31, 1997 and 1996 and 1995
Statements of Stockholders' Equity for the years ended December 31, 1997 and
  1996 and 1995
Statements of Cash Flows for the years ended December 31, 1997 and 1996 and 1995


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors:

                   Age     Date Elected            Position
Peter Van Brunt     44        7/20/96        Director & President

Steven R. Wright    53        11/1/93        Director, Secretary & Treasurer

William H. Black    40        3/6/96         Director


Mr. Van Brunt is a graduate of Columbia University, completed a J.D. in law from the University of La Verne where he made Law Review and has taken postgraduate studies at Oxford University. He is responsible for overall development, production, marketing, and distribution of the Company's products. He is using his established talents in the music and game software industries to establish BAOA's high visibility as a product leader in the emerging ethnic, urban contemporary market niche. Mr. Van Brunt has over fifteen years experience as senior vice president and assistant general counsel for one of the nation's largest African American owned record labels. He has extensive experience as a corporate officer conducting commodities transactions and business development throughout the African continent, dealing with heads of state, political bodies and the international banking community. He has acted as chief negotiator for crude petroleum acquisition and distribution projects. He has managed all phases of business affairs and contract negotiations for one of the largest African American owned recording companies. His experience includes managing recording artists through the recording process, selecting material and producers, promoting and marketing products, and managing tours. He has developed and negotiated agreements for recording, distribution, label joint ventures, publishing, and foreign licensing.


Mr. Wright has a B.A. in public administration and a B.S. in accounting, both from San Diego State University in California. He continues to work on his masters degree. He is responsible for corporate taxes at Wright & Geis, Certified Public Accountants, Inc., in San Diego. He is responsible for firm marketing, all corporate tax client management, quality control, tax review, tax strategies, tax research, audit representation, strategic planning, and staff management. He designs and implements financia l policies for client accounting, cash management, job costing, and budgets. He has an extensive background in working with lenders and investors and small business entrepreneurs.

Mr. Black has a B.A. in business administration from Carson-Newman College in Jefferson City, Tennessee. He is the Chairman and CEO of Professional Management, Inc. and World Express Travel, Inc. He also owns Professional Realty, Inc. These companies include one of the largest professional athlete management agencies in the United States - with clients such as Sterling Sharpe, Andre Risen, Terry Allen, Robert Brooks, and Natrone Means; a large travel agency with major national corporate clients; and a s uccessful realty company that specializes in real estate investing. He was a three-time College Football All-American, played professional football, and was a college football coach. He is known nationally for his business acumen and his long history of community service.


ITEM 11   EXECUTIVE COMPENSATION


Summary Compensation Table for 1997:


Name                                             Peter Van Brunt              Steven R. Wright
Principal Position                            Director & President         Director, Treasurer & Secretary
Salary                                                 $0                            $0

Bonus                                                   0                             0

Other
Compensation                                            0                             0

Restricted stock
awards                                                  0                             0

Options                                                 0                             0

LTIP payouts                                            0                             0

All other
compensation                                            0                             0


Notes: The Company currently has no standard arrangement by which its Officers and Directors are compensated.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and Major shareholders as well as those who own beneficially more than five percent of the Company's common stock.


Name of Beneficial Owner                             Number of Shares    Percent of Total
William H. Black                                         450,000               1.5
914 Richland St
Ste A200
Columbia, South Carolina

Steven R. Wright                                         165,000                .5
c/o BAOA, Inc.
2635 Camino del Rio South
Ste 210
San Diego, California

(Percentages are based on the number of outstanding shares as of December 31,
1997)


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following individuals received compensation during the year ended December 31, 1997 for marketing services on behalf of the Company:


          Name                     Title                    Amount
          Peter Van Brunt          Director/President       $41,500
          Edward Litwak            Director                 $ 8,083


ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          Balance Sheet as of December 31, 1997
          Statements of Operations for the years ended December 31, 1997 and
          1996
          Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996
          Statements of Cash Flows for the years ended December 31, 1997 and
          1996

          Reports filed on Form 8-K: None

          Reports required to be filed by Regulation S-X: None

IMPACT OF YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that it will be required to modify or replace portions of its software so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software or conversions to new software, the Year 2000 issue will not pose significant operational problems and will not materially affect future financial results.

The Company has initiated communications with its significant suppliers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. The Company will utilize both internal and external resources to modify, or replace, and test software for Year 2000 compliance. The Company currently anticipates completing the Year 2000 project within one year, but not later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The costs of the project, which at the current time are projected to be immaterial, and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those anticipated.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BAOA, INC.



      Date: April 15, 1998

                              /s/ PETER VAN BRUNT
                              ------------------------------------------------
                              Peter Van Brunt,
                              President, Principal Executive Officer, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



      Dated: April 15, 1998

                              /s/ STEVEN R. WRIGHT
                              ------------------------------------------------
                              Steven R. Wright,
                              Treasurer, Principal Financial Officer, Director

                                   BAOA, INC.

                            FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITOR'S REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                TABLE OF CONTENTS




                                                                        PAGE
                                                                        ----
INDEPENDENT AUDITOR'S REPORT ................................           F-1

BALANCE SHEETS ..............................................           F-2

STATEMENTS OF OPERATIONS ....................................           F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT ..............           F-5

STATEMENTS OF CASH FLOWS ....................................           F-6

NOTES TO FINANCIAL STATEMENTS ...............................      F-7-F-19

                         [HARLAN & BOETTGER LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF BAOA, INC.:

We have audited the accompanying balance sheets of BAOA, Inc. (a California corporation) as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAOA, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the financial statements, the Company's recurring losses, decreases in working capital, and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note P to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.




/s/ HARLAN & BOETTGER, LLP

San Diego, California
April 9, 1998

                                   BAOA, INC.
                                 BALANCE SHEETS



                                                              December 31,
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
                  ASSETS
CURRENT ASSETS
    Cash                                                 $  1,413       $  1,372
    Accounts receivable, net (Note A)                       6,540         47,570
    Inventory, net (Note B)                                    --         45,256
    Other                                                     200             --
                                                         --------       --------

                  TOTAL CURRENT ASSETS                      8,153         94,198
                                                         --------       --------

FURNITURE AND EQUIPMENT, net (Note C)                      15,190         19,432
                                                         --------       --------

OTHER ASSETS
    Organization costs, net of $18,000
       and $14,000 of accumulated amortization              2,000          6,000
    Deposits                                                4,258          2,258
                                                         --------       --------

                  TOTAL OTHER ASSETS                        6,258          8,258
                                                         --------       --------

TOTAL ASSETS                                             $ 29,601       $121,888
                                                         ========       ========







   The accompanying notes are an integral part of these financial statements.

                                   BAOA, INC.
                                 BALANCE SHEETS
                                   (CONTINUED)



                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         1997               1996
                                                                                     -----------        -----------

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                                 $    75,326        $    78,750
    Accrued expenses (Note D)                                                            206,322            290,610
    Advances from related parties (Note E)                                               720,950            639,550
    Stock subscriptions                                                                    5,000                 --
    Income taxes payable                                                                     800              1,600
    Notes payable, related parties (Note F)                                              136,500            136,500
                                                                                     -----------        -----------

                  TOTAL CURRENT LIABILITIES                                            1,144,898          1,147,010
                                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note K)                                                        --                 --

STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value,
       5,000,000 shares authorized,
       none issued and outstanding                                                            --                 --
    Common stock, $0.001 par value,
      45,000,000 shares authorized
      30,246,386 shares issued and
      outstanding at December 31, 1997,
      and 18,558,600 shares issued and
      outstanding at December 31, 1996                                                    30,247             18,559
    Additional paid-in capital                                                         3,409,511          2,628,695
    Accumulated deficit                                                               (4,555,055)        (3,672,376)
                                                                                     -----------        -----------

                  TOTAL STOCKHOLDERS' DEFICIT                                         (1,115,297)        (1,025,122)
                                                                                     -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $    29,601        $   121,888
                                                                                     ===========        ===========





   The accompanying notes are an integral part of these financial statements.

                                   BAOA, INC.
                            STATEMENTS OF OPERATIONS



                                                                   Year ended December 31,
                                                     ----------------------------------------------------
                                                          1997               1996                1995
                                                     ------------        ------------        ------------
SALES                                                $     18,791        $     63,368        $     18,879

COST OF SALES (Note B)                                     45,256             164,086             315,096
                                                     ------------        ------------        ------------

  Gross profit (loss)                                     (26,465)           (100,718)           (296,217)
                                                     ------------        ------------        ------------

OPERATING EXPENSES
  Sales and marketing                                     502,314             517,996             546,495
  Marketing, related parties (Note L)                      49,583              60,904                  --
  General and administrative                              333,018             153,419             352,780
  Bad debts                                                45,899              59,441              10,000
  Depreciation                                              5,753               8,348               8,349
  Amortization                                              4,000               4,000               4,000
                                                     ------------        ------------        ------------

                  TOTAL OPERATING EXPENSES                940,567             804,108             921,624
                                                     ------------        ------------        ------------

LOSS FROM OPERATIONS                                     (967,032)           (904,826)         (1,217,841)
                                                     ------------        ------------        ------------

OTHER INCOME (EXPENSE)
  Forgiveness of debt (Note O)                            140,565                  --                  --
  Interest expense                                        (55,412)            (51,841)            (40,047)
                                                     ------------        ------------        ------------

                  TOTAL OTHER INCOME (EXPENSE)             85,153             (51,841)            (40,047)
                                                     ------------        ------------        ------------

LOSS BEFORE TAXES                                        (881,879)           (956,667)         (1,257,888)

INCOME TAXES (Note G)                                         800                 800                 800
                                                     ------------        ------------        ------------

NET LOSS                                             $   (882,679)       $   (957,467)       $ (1,258,688)
                                                     ============        ============        ============

BASIC AND FULLY DILUTED LOSS
  PER SHARE (Note I)                                 $       (.04)       $       (.06)       $       (.11)
                                                     ============        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                            21,435,392          14,974,900          11,648,600
                                                     ============        ============        ============




   The accompanying notes are an integral part of these financial statements.

                                   BAOA, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                                      Additional
                                         Common Stock                  Paid-in        Accumulated
                                    Shares            Amount           Capital           Deficit              Total
                                 -----------       -----------       -----------       -----------        -----------
BALANCE, DECEMBER 31, 1994        11,551,600       $    11,552       $ 1,586,649       $(1,456,221)       $   141,980

Issued shares of common
  stock for services               2,000,000             2,000           498,000                --            500,000

Net loss                                  --                --                --        (1,258,688)        (1,258,688)
                                 -----------       -----------       -----------       -----------        -----------

BALANCE, DECEMBER 31, 1995        13,551,600            13,552         2,084,649        (2,714,909)          (616,708)

Issued shares of common
  stock for services               5,007,000             5,007           544,046                --            549,053

Net loss                                  --                --                --          (957,467)          (957,467)
                                 -----------       -----------       -----------       -----------        -----------

BALANCE, DECEMBER 31, 1996        18,558,600            18,559         2,628,695        (3,672,376)        (1,025,122)

Issued shares of common
  stock for cash                   8,252,502             8,253           486,048                --            494,301

Issued shares of common
  stock for services               3,435,284             3,435           294,768                --            298,203

Net loss                                  --                --                --          (882,679)          (882,679)
                                 -----------       -----------       -----------       -----------        -----------

BALANCE, DECEMBER 31, 1997        30,246,386       $    30,247       $ 3,409,511       $(4,555,055)       $(1,115,297)
                                 ===========       ===========       ===========       ===========        ===========







   The accompanying notes are an integral part of these financial statements.

                                   BAOA, INC.
                            STATEMENTS OF CASH FLOWS



                                                                          Year Ended December 31,
                                                              -------------------------------------------------
                                                                  1997              1996                 1995
                                                              -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $  (882,679)       $  (957,467)       $(1,258,688)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation                                                  5,753              8,348              8,349
      Amortization                                                  4,000              4,000              4,000
      Allowance accounts                                         (168,570)           108,570            308,686
      Common stock issued for services                            298,203            549,053            500,000
      Forgiveness of debt                                        (140,565)                --                 --

  (Increase) decrease in:
    Accounts receivable                                           141,717             12,001             16,158
    Inventory                                                     113,139            136,796             32,332
    Other                                                          (2,200)             1,234               (510)

  Increase (decrease) in:
    Accounts payable                                               (3,424)           (17,906)            55,215
    Accrued expenses                                               56,277             76,853             45,673
    Income taxes payable                                             (800)                --                 --
    Stock subscriptions                                             5,000                 --                 --
                                                              -----------        -----------        -----------

                  NET CASH USED IN OPERATING ACTIVITIES          (574,149)           (78,518)          (288,785)
                                                              -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                              (1,511)                --                 --
                                                              -----------        -----------        -----------

                  NET CASH USED IN
                    INVESTING ACTIVITIES                           (1,511)                --                 --
                                                              -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from advances from related parties                       81,900             80,736            274,980
 Payments on advances from related parties                           (500)            (2,500)                --
 Proceeds from issuance of common stock                           494,301                 --                 --
                                                              -----------        -----------        -----------

                  NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                          575,701             78,236            274,980
                                                              -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                                        41               (282)           (13,805)

CASH, BEGINNING OF YEAR                                             1,372              1,654             15,459
                                                              -----------        -----------        -----------

CASH, END OF YEAR                                             $     1,413        $     1,372        $     1,654
                                                              ===========        ===========        ===========





   The accompanying notes are an integral part of these financial statements.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS


A.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Organization

          BAOA, Inc. (the Company) is engaged in the business of the sale and marketing of the board game known as Black Americans of Achievement
          (BAOA), the sale and marketing of a BAOA credit card, the licensing of its trademark logo, as well as the development for production of a television game show.

          The Company has changed its primary business to the operation of call centers in federally designated empowerment zones throughout the United States. The Company has formed a strategic alliance with First National Communications Network, Inc., a major telemarketing and call center management company, to assist the Company in marketing and managing its telemarketing call centers. The Company will open its first call center in Atlanta, Georgia, with negotiations underway for the opening of four additional call centers during the next two years. The Company will continue to develop a new electronic version of its board game "Black Americans of Achievement", however, management believes game sales will represent a minor part of the Company's sales in the future.

          Revenue Recognition

          The Company recognizes sponsorship revenue on an accrual basis as the sponsorship fees are earned. Board game sales are recorded upon invoicing and concurrent shipment of games.

          Cash and Cash Equivalents

          For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

          Accounts Receivable

          In the normal course of business, the Company extends unsecured credit to customers located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the period. The allowance for doubtful accounts was $0 and $100,687 at December 31, 1997 and 1996, respectively. It is reasonably possible that the Company's estimate of allowance for doubtful accounts will change.

          Inventory

          Inventory is stated at lower of cost (first-in, first-out) or market.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


A.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (CONTINUED)

          Furniture and Equipment

          Furniture and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

          The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is reasonably possible that the Company's estimate to recover the carrying amount of furniture and equipment will change.

          Organization Costs

          The Company is amortizing its organization costs on the straight-line method over a five year period.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

          Income Taxes

          Income taxes are provided using the liability method of accounting in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for net operating losses and all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

          Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standard No. 128 (SFAS 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As required by SFAS 128, prior year loss per share amounts have been restated. Loss per share for the years ended December 31, 1996 and 1995 did not change as a result of this restatement.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



A.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (CONTINUED)

          Stock Options

          During 1997, the Company adopted a method of accounting for stock-based compensation as required by Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock Based Compensation". SFAS 123 allows for two methods of valuating stock-based compensation. The first method allows for the continuing application of Accounting Principle Board Opinion No. 25 (APB 25) in measuring stock-based compensation, while complying with the disclosure requirements of SFAS 123. The second method uses an option pricing model to value stock compensation and record as such within the financial statements. The Company will apply APB 25, while complying with SFAS 123 disclosure requirements (Note J).

          Fair Value of Financial Instruments

          The carrying amount of cash approximates fair value because of the short period to maturity. It is not practicable to estimate the fair value of related party debt due to the uncertainty as to when the obligations would be paid.

          Reclassification

          Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 financial statement presentation. These reclassifications have no effect on previously reported net loss.

          Advertising

          Advertising costs are generally expensed as incurred. Advertising expenses included in sales and marketing expense were $14,432, $6,469, and $5,531 for the years ended December 31, 1997, 1996 and 1995, respectively.

          Research and Development

          Research and development costs are expensed as incurred. Research and development expenses included in general and administrative expense were $41,949 for the year ended December 31, 1997. There were no research and development expenses during 1996 or 1995.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



B.        INVENTORY:

          Inventory at December 31, 1997 and 1996 consisted of finished goods as follows:


                                                             December 31,
                                                      ---------------------------
                                                         1997             1996
                                                      ---------         ---------
               Board games                            $      --         $  88,745
                                                      ---------         ---------

               5-Up kits                                     --            12,075
                                                      ---------         ---------

               10-Up kits                                    --            12,319
                                                      ---------         ---------

               Total                                         --           113,139
                                                      ---------         ---------

               Less valuation allowance                      --           (67,883)
                                                      ---------         ---------

               Inventory, net                         $      --         $  45,256
                                                      =========         =========


          During 1996, management determined that the market value for the board game was less than actual costs. As a result, inventory as of December 31, 1996 was adjusted $67,883 to estimated market value. The results of this adjustment was to charge $67,883 to cost of sales for the year ended December 31, 1996.

C.        FURNITURE AND EQUIPMENT:

          Furniture and equipment consists of:


                                                     December 31,
                                                ---------------------
                                                  1997         1996
                                                --------     --------
               Furniture                        $ 14,402     $ 14,402
               Equipment                          32,965       31,454
                                                --------     --------

                                 Total            47,367       45,856

               Less accumulated depreciation     (32,177)     (26,424)
                                                --------     --------

               Furniture and equipment, net     $ 15,190     $ 19,432
                                                ========     ========

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


D.        ACCRUED EXPENSES:

          Accrued expenses consist of the following: December 31,


                                               1997        1996
                                             --------    --------
               Accrued royalties             $ 55,103    $194,265
               Accrued interest               151,212      95,799
               Other accrued expenses               7         546
                                             --------    --------

                                             $206,322    $290,610
                                             ========    ========


E.        ADVANCES FROM RELATED PARTIES:

          Advances from related parties include amounts payable to various stockholders for expenses paid on behalf of the Company and loans to the Company. Advances payable to stockholders are unsecured, non-interest bearing and due on demand. At December 31, 1997 and 1996, advances payable were $130,325.

          Loans payable to the stockholders are unsecured, bear interest at 8% per annum and are due on demand. At December 31, 1997 and 1996, loans payable to stockholders amounted to $590,625 and $509,225, respectively. Accrued interest on these loans included in accrued expenses at December 31, 1997 and 1996 was $117,153 and $72,660, respectively.

F.        NOTES PAYABLE, RELATED PARTIES:

          Notes payable to various stockholders are unsecured, bear interest at 8% per annum, and are due on demand. At December 31, 1997 and 1996, notes payable, related parties was $136,500. Accrued interest on these notes included in accrued expenses was $34,059 and $23,139 at December 31, 1997 and 1996, respectively.

G.        INCOME TAXES:

          The provision for income taxes for the years ended December 31, 1997, 1996, and 1995 consists solely of the minimum state taxes.

          The Company's total deferred tax asset as of December 31, 1997 and 1996 is as follows:


                                                      1997             1996
                                                   -----------     -----------
               Net operating loss carryforwards    $ 1,341,700     $   886,800


               Valuation allowance                  (1,341,700)       (886,800)
                                                   -----------     -----------

                        Net deferred tax asset     $        --     $        --
                                                   ===========     ===========

          The valuation allowance increased $454,900 and $185,150 for the years end December 31, 1997 and 1996, respectively. It is reasonably possible that management's estimate of the valuation allowance will change.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


G.        INCOME TAXES: (CONTINUED)

          As of December 31, 1997 the Company had net operating loss carryforwards before any limitations which expire as follows:


           Year Ending
           December 31,             Federal              State
           ------------            ----------          ----------
               1998                $       --          $  558,500
               1999                        --           1,448,600
               2000                        --             946,900
               2001                        --           1,268,400
               2002                        --             884,800
               2007                   337,200                  --
               2008                 1,117,000                  --
               2009                 1,248,700                  --
               2010                   947,700                  --
               2011                 1,269,200                  --
               2012                   885,600                  --

H.        CAPITAL STOCK:

          In November 1997, the Company's Articles of Incorporation (Articles) were amended to increase the authorized shares to be issued and to authorize the issuance of preferred stock. As amended, the Articles provide that the total number of shares of stock which the Company shall have the authority to issue is increased from 25,000,000 to 50,000,000, consisting of 45,000,000 shares of $0.001 par value common stock and 5,000,000 shares of preferred stock at $.001 par value. Of the 5,000,000 shares of preferred stock authorized, 1,000,000 shares are designated Series A Convertible Preferred Stock. The remaining shares of preferred stock may be issued from time to time in one or more series.

          Series A Convertible Preferred Stock

          The Company is authorized to issue 1,000,000 shares of Series A voting, convertible preferred stock. As of December 31, 1997, no shares had been issued. Holders of Series A Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at par with holders of the Company's common stock, as if the Series A Convertible Preferred Stock had been converted into common stock on the record date for the payment of the dividend. Each outstanding share of Series A Convertible Preferred Stock shall be convertible, at the option of its holder, at any time into a number of shares of common stock of the Company at a conversion rate equal to one share of common stock for one share of preferred stock.

          In the event of liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution to the holders of common stock, $.001 per share plus all declared and unpaid dividends on each such share.

          Stock for Services

          During the years ended December 31, 1997, 1996, and 1995 the Company authorized and issued 3,435,284, 5,007,000, and 2,000,000 shares of common stock in exchange for consulting and marketing services provided. The Company has entered into several agreements with public figures to promote the board games in exchange for stock. These contracts cover a period of one year.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



I.        LOSS PER SHARE:

          The following reconciles amounts reported in the financial statements for the years ended December 31, 1997, 1996 and 1995, respectively:


                                                                        1997
                                                      --------------------------------------
                                                      Income (loss)     Shares      Per-share
                                                       (Numerator)   (Denominator)   Amount
                                                      -----------     ----------    --------
               Loss from continuous operations         $ (882,679)            --    $     --
               Less preferred stock dividends                  --             --          --
                                                       ----------

               Loss available to common stock-
                   holders - basic loss per share        (882,679)    21,435,392    $  (0.04)
                                                                                  ==========

               Effect of dilutive securities                   --             --
                                                       ----------     ----------

               Loss available to common stock-
                   holders - diluted loss per share    $ (882,679)    21,435,392    $  (0.04)
                                                       ==========     ==========    ========


                                                                         1996
                                                     ----------------------------------------
                                                     Income (loss)      Shares      Per-share
                                                     ----------------------------------------
                                                       (Numerator)  (Denominator)    Amount
                                                     -------------  -------------   ---------
               Loss from continuous operations         $ (957,467)            --    $  --
               Less preferred stock dividends                  --             --       --
                                                       ----------

               Loss available to common stock-
                   holders - basic loss per share        (957,467)    14,974,900    $  (0.06)
                                                                                    ========
               Effect of dilutive securities                   --             --
                                                       ----------   -------------

               Loss available to common stock-
                   holders - diluted loss per share    $ (957,467)    14,974,900    $  (0.06)
                                                       ==========   =============   ========

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


I.        LOSS PER SHARE: (CONTINUED)


                                                                               1995
                                                            -----------------------------------------
                                                            Income (loss)      Shares       Per-share
                                                             (Numerator)    (Denominator)    Amount
                                                            ------------     -----------    ---------
               Loss from continuous operations               $(1,258,688)             --    $     --
               Less preferred stock dividends                         --              --          --
                                                             -----------

               Loss available to common stock-
                 holders - basic loss per share               (1,258,688)     11,648,600    $  (0.11)
                                                                                            ========

               Effect of dilutive securities                          --              --
                                                             -----------     -----------

               Loss available to common stock-
                 holders - diluted loss per share            $(1,258,688)     11,648,600    $  (0.11)
                                                             ===========     ===========    ========

          During 1997, the Company had 200,000 stock options outstanding, each convertible into one share of common stock. These instruments were not included in the computation of diluted earnings per share for 1997 due to their antidilutive effects based on the net loss reported.

J.        STOCK OPTIONS:

          The Company granted stock options in 1997 as compensation for services. Each option can be exercised to purchase one share of common stock at the option price. Options that have been granted and are outstanding generally expire one year from the date of grant and become exercisable immediately. At December 31, 1997, a total of 200,000 options were outstanding and exercisable. Options granted in 1997 had exercise prices ranging from $.25 to $.50 per share. Stock option transactions are summarized as follows:


                                                                  Weighted Average
                                                  Stock Options     Price Per Share
                                                  -------------     ---------------
          Outstanding, December 31, 1995                  --             $    --
                 Granted                                  --             $    --
                 Exercised                                --                  --
                 Canceled                                 --                  --
                                                     -------             -------

          Outstanding, December 31, 1996                  --             $    --

                 Granted                             200,000             $   .38
                 Exercised                                --                  --
                 Canceled                                 --                  --
                                                     -------             -------

          Outstanding, December 31, 1997             200,000            $   .38
                                                     =======             =======

          Exercisable, December 31, 1996                  --
                                                     =======

          Exercisable, December 31, 1997             200,000
                                                     =======

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


J.        STOCK OPTIONS: (CONTINUED)

          Had compensation cost for options granted in 1997 been determined based on the fair values at the grant dates, as prescribed in SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially higher than the market price at the grant date.

          The calculations to estimate the fair value of the options were made using the Black - Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6% at December 31, 1997.

K.        COMMITMENTS AND CONTINGENCIES:

          Operating Leases

          The Company leases office facilities and equipment under noncancelable operating leases which expire at various dates through November 30, 2001. The agreements generally require the payment of utilities, real estate taxes, insurance, and repairs. The accompanying statements of operations include rent expense from operating leases of $48,689, $35,870 and $36,564 for the years ended December 31, 1997, 1996, and 1995, respectively. Future minimum lease payments due under the noncancelable operating leases as of December 31, 1997 are as follows:



       Year Ending
       December 31,
          1998                          $ 36,798
          1999                            38,418
          2000                            39,860
          2001                            36,081
                                        --------
          Total                         $151,157
                                        ========

          Commitments

          On October 30, 1997, the Company entered into an agreement to purchase a building located in Atlanta, Georgia for $240,000. A portion of the building is being leased through a one year non-cancelable operating lease which expires August 31, 1998 with lease payments of $500 per month plus utilities. Terms of the transaction include an initial deposit into an escrow account of $2,000 with an additional deposit thereafter of $10,000. At December 31, 1997, the initial $2,000 deposit was included in deposits on the balance sheet and the transaction was in escrow with a planned closing date of March 27, 1998. As of the date of this report, the transaction had not been completed and the Company had paid $22,000 to the escrow account.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



K.        COMMITMENTS AND CONTINGENCIES: (CONTINUED)

          Commitments (continued)

          In July 1997, the Company entered into two agreements with independent consultants to market and distribute its products and services and to set-up and implement a distribution system for the Company's products. The terms of the agreements provide for the issuance of a total of 225,000 shares of the Company's common stock, 200,000 stock options expiring at various dates through December 1998 (Note J), and reimbursement for approved travel expenses incurred. Under one of the agreements, the consultant is entitled to a 5% commission on revenues received from corporate sponsors obtained by the consultant. Both agreements may be terminated at any time. As of December 31, 1997, 50,000 and 50,000 shares of common stock had been issued at $.10 and $.09 per share, respectively. Further, at December 31, 1997, none of the stock options had been exercised and for the year ended December 31, 1997, no commissions had been earned or paid on these agreements.

          In July 1997, the Company entered into an agreement with an independent consultant to establish and implement a distribution system for the Company's products in the Southeastern United States. The terms of the agreement provide for the issuance of 125,000 shares of the Company's common stock. As of December 31, 1997, 50,000 and 50,000 shares of common stock at $.10 and $.09 per share, respectively, had been issued. The agreement may be terminated at any time.

          In May 1997, the Company entered into an agreement with an independent consultant to provide advisory and marketing services for the Company. The terms of the agreement provide for the issuance of 100,000 shares of the Company's common stock, a 5% commission on gross sales generated by the consultant which do not require payment of additional commissions to other third party salesmen, a 1.5% commission on sales generated by the consultant which require payment of additional commissions to other third party salesmen, and a monthly advance against commissions of $1,500. The agreement may be terminated at any time. As of December 31, 1997, 50,000 and 50,000 shares of common stock at $.10 and $.09 per share, respectively, had been issued to the consultant pursuant to this agreement.

          In February 1997, the Company entered into an agreement with Reverend Jesse L. Jackson, Sr. for business advisory services. The agreement covers a two year period and provides for the issuance of 100,000 shares of the Company's common stock per year for services provided. At December 31, 1997, 100,000 shares of common stock at $.10 per share had been issued pursuant to this agreement.

          In January 1996, the Company entered into an agreement with an independent consultant to design and maintain an Internet web site for the Company and to provide other Internet related consulting services. The terms of the agreement provide for the issuance of 150,000 shares of the Company's common stock. At December 31, 1997, 87,500 and 37,500 shares of common stock at $.10 and $.09 per share, respectively, had been issued.

          In May 1997, the Company entered into an agreement with an independent consultant to develop an electronic version of the board game with a planned completion and release date of October 20, 1997. The terms of the agreement provide for payment of $10,500 in cash and issuance of 50,000 shares of the Company's common stock. As of December 31, 1997, the contract had been fully paid with $10,500 cash and the issuance of 50,000 shares of common stock at $.07 per share. Additionally, as of December 31, 1997, further development of the electronic game had ceased. As of the date of this report, the electronic game was incomplete, pending management's decision to continue with the project.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


K.        COMMITMENTS AND CONTINGENCIES: (CONTINUED)

          Commitments (continued)

          In September 1997, the Company entered into an agreement with a multimedia company (the "developer") to develop a new version of the board game and a CD-ROM version of the game (the "games"). The terms of the agreement provide for the payment of an advance royalty for product development in the amount of $50,000, payable at various stages of development through November 1997. Additionally, pursuant to the agreement, the Company shall pay a royalty to the developer of $1.00 per unit sold or 12.5% of gross sales, whichever is greater, in excess of the $50,000 advance royalty specified above. The developer is not entitled to royalties on free or promotional copies of the games. The agreement shall remain in effect for the life of the games and for the payment of any unpaid royalties. As of December 31, 1997, the advance royalty had not been paid and development of the games had ceased pending management's decision to continue with the projects. As of the date of this report, the games were incomplete and no further development had been performed.

          In August 1997, the Company entered into an agreement with a telecommunications company to design, develop, set-up and manage a completely functioning teleservice center (the "call center") for the Company. The agreement covers a period of three years beginning August 22, 1997. The Company is to pay $50,000 in advance of work performed plus travel expenses in advance of travel. In exchange for services, the agreement provides for the issuance of 3,000,000 shares of the Company's restricted common stock as follows: 1,000,000 shares upon submission of a business plan for the initial call center, 1,000,000 shares upon delivery of a completely functioning call center, and 1,000,000 shares upon delivery of a purchase order for telemarketing services representing collectable revenue of $2,400,000. Further, the Company will issue an additional 1,000,000 shares upon the opening of a second call center as well as another 1,000,000 shares when the second call center earns an annual gross income of $900,000. The telecommunications company will also provide ongoing management of the telemarketing center for $20,000 per month plus 10% of the gross telemarketing billings and Company stock and warrants to be mutually agreed upon. In the event that the telecommunications company fails to provide an initial call center, all rights to stock pursuant to the agreement shall be forfeited. As of December 31, 1997 and as of the date of this report, performance on the agreement had not begun, and, accordingly, no common stock had been issued nor had any payments in accordance with the agreement been made.

          In October 1997, the Company entered into a three-year dealer agreement with a long distance phone and telecommunications service provider (the "provider"), whereby, the Company will offer the provider's telecommunications services to customers. The terms of the agreement provide for the Company to receive a 25% commission for services sold by the Company subject to change by sixty day written notice from the provider. After one year, the provider may terminate the agreement if the Company has not submitted any new orders within the prior six-month period, provided the Company has not billed $25,000 for three consecutive months. The Company has not had any activity under this agreement as of December 31, 1997 and the date of this report.

L.        MARKETING, RELATED PARTIES:

          Marketing, related parties represents expenses for services provided by officers and members of the board of directors of the Company.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



M.        MAJOR CUSTOMERS:

          During the years ended December 31, 1997 and 1996, the Company had one and three major customers, sales to each of which exceeded 10% of the Company's total sales. Sales to these customers totaled $15,012 and $39,250 for the years ended December 31, 1997 and 1996, respectively.

N.        SUPPLEMENTAL CASH FLOW INFORMATION:

          Supplemental disclosures of cash flow information for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:


                                 1997        1996             1995
                                ------    ----------      ------------
          Cash paid for:
            Interest            $   --    $       --      $         --
            Income taxes        $1,600    $       --      $         --


O.        FORGIVENESS OF DEBT:

          During 1997, the Company recognized debt forgiveness of $140,565 relating to accrued royalties to Chelsea House and Burger King.

P.        GOING CONCERN:

          As shown in the financial statements, the Company has had recurring losses from operations including a net loss of $882,679 and negative cash flows from operations of $574,149 during the year ended December 31, 1997. Additionally, and as of December 31, 1997, the Company's current liabilities exceeded its current assets by approximately $1,136,745. Further, the Company does not have the ability to obtain financing. These factors create an uncertainty as to the Company's ability to continue as a going concern.

          In 1997, the management of the Company changed the primary focus of the business from the marketing and sale of a board game to telemarketing. The Company used its 1997 operating resources and cash to enable it to compete in the telemarketing call center business in 1998. After considerable analysis, management believes this will be the best use of the Company's resources to realize profitability for the Company's operations. The Company believes sufficient cash flows will be generated from telemarketing for the Company to continue as a going concern.

          The ability of the Company to continue as a going concern is dependent upon its ability in its endeavors to seek additional sources of capital, and its attaining future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                   BAOA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


Q.        SUBSEQUENT EVENTS:

          In February 1998, the Company entered into an agreement with a telephone service provider (the "service provider"), whereby, it received authorization to solicit distributors and end-users to subscribe to commercial and residential telephone service plans. The agreement has an initial term of eighteen months and shall be extended until terminated by thirty day written notice by either party. The agreement may be terminated early if certain performance requirements are not met. Under the agreement, the Company is entitled to receive monthly commissions from the service provider ranging from 13% to 25% for varied levels of monthly billings. As of the report date, the Company had not solicited any business, and therefore, did not receive any commissions.

          In March 1998, the Company entered into an agreement with an investment advisor and broker (the "broker") to raise up to $600,000 in working capital through a private stock placement. As consideration for the services to be provided by the broker, the Company will grant 1,000,000 shares of common stock to the broker as follows: one-third of the shares for $0.001, one-third of the shares at 110% of the Company's next arms length equity financing, and one-third of the shares at 120% of the Company's next arms length equity financing. Additionally, the Company will pay a commission and other expenses in the amount of 12% of the private placement proceeds. The terms of the agreement require full performance and funding of the private placement by May 15, 1998. In the event of non-performance by the specified date, the Company shall have the right to cancel and terminate the agreement. As of the report date, no units had been sold.