Form 10QSB
period 1998-03-31
BAOA INC
filed 1998-08-03
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        For Quarter ended March 31, 1998
                         Commission File Number 0-25416

                                   BAOA, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                           33-0563989
          --------------                       --------------
     (State of Incorporation)       (I.R.S. Employer Identification No.)

        2635 Camino Del Rio South, Suite 210, San Diego, California 92108
 -------------------------------------------------------------------------------
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

          Yes     X                     No
                ----                       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 1998, the registrant had 33,851,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1   FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED

                                                             March 31
                                                               1998
ASSETS

CURRENT ASSETS

     CASH                                                       4,761
     ACCOUNTS RECEIVABLE                                        6,540
     DUE FROM SHAREHOLDERS                                      5,000
     EMPLOYEE ADVANCES                                            200
     INVENTORY                                                      0
                                                              -------
TOTAL CURRENT ASSETS                                           16,501

FIXED ASSETS

     FURNITURE AND EQUIPMENT                                   47,367
     LESS DEPRECIATION                                        -34,186
                                                              -------
NET FIXED ASSETS                                               13,181

OTHER ASSETS

     DEPOSITS                                                  88,014
     ORGANIZATION COSTS                                        20,000
     LESS AMORTIZATION                                        -18,462
                                                              -------
TOTAL OTHER ASSETS                                             89,552

                                                              -------
TOTAL ASSETS                                                  119,234
                                                              =======

                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED

                                                                  March 31
                                                                   1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     DEPOSITS                                                     72,500
     ACCOUNTS PAYABLE                                             93,168
     ACCRUED INCOME TAXES                                          1,263
     ACCRUED ROYALTIES                                            55,103
                                                               ---------
TOTAL CURRENT LIABILITIES                                        222,034

LONG TERM LIABILITIES

     CONTRACTS PAYABLE                                           130,325
     ACCRUED LIABILITIES                                         166,028
     NOTES PAYABLE                                               196,500
     NOTES PAYABLE - SHAREHOLDERS                                598,626
                                                               ---------
TOTAL LONG TERM LIABILITIES                                    1,091,479

                                                               ---------
TOTAL LIABILITIES                                              1,313,513

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 PAR                                     33,851
     50,000,000 SHARES AUTHORIZED,
     33,851,000 ISSUED"

     ADDITIONAL PAID IN CAPITAL                                3,757,731

     BEGINNING RETAINED EARNINGS                              -4,555,054
     NET INCOME (LOSS)                                          -430,807

     ENDING RETAINED EARNINGS                                 -4,985,861

                                                               ---------
TOTAL STOCKHOLDERS' EQUITY                                    -1,194,279

                                                               ---------
TOTAL LIAB & STOCKHOLDERS' EQUITY                                119,234
                                                               =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                INCOME STATEMENT
                                   UNAUDITED


                                                    March 31            March 31
                                                      1998                1997
                                                    --------            --------
REVENUE

  SALES                                                    0              17,009
                                                    --------            --------

TOTAL REVENUE                                              0              17,009

COST OF SALES                                              0              22,261

                                                    --------            --------
GROSS PROFIT (LOSS)                                        0              -5,252

OPERATING EXPENSES

  SALARIES & WAGES                                     3,444                   0
  SALES & MARKETING                                  353,555             112,834
  ROYALTIES                                                0            -106,853
  CONSULTING & OUTSIDE SERVICES                       17,786               3,500
  TRAVEL                                               5,266               3,335
  LEGAL & ACCOUNTING                                   3,782               5,137
  GENERAL & ADMINISTRATIVE                            29,224              19,073
  AMORTIZATION                                           462               1,000
  DEPRECIATION                                         2,009               2,087
                                                    --------            --------
TOTAL OPERATING EXPENSES                             415,528              40,113

                                                    --------            --------
INCOME (LOSS) FROM OPERATIONS                       -415,528             -45,365

OTHER INCOME & EXPENSE

     INTEREST EARNED                                       0                   0
     INTEREST EXPENSE                                -15,015             -13,200
     PENALTIES                                          -264                   0
                                                    --------            --------

TOTAL OTHER INCOME & EXPENSE                         -15,279             -13,200

INCOME (LOSS) BEFORE TAXES                          -430,807             -58,565

PROVISION FOR TAXES                                        0

                                                    --------            --------
NET INCOME (LOSS)                                   -430,807             -58,565
                                                    ========            ========

                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31

                                                          1998            1997
                                                        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                    -430,807          -58,565

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                             2,471            3,087
  (INCREASE) DECREASE IN ACCTS RECEIVABLE                                -13,129
  (INCREASE) DECREASE IN DUE FROM SHAREHOLDERS           -5,000
  DECREASE IN INVENTORY                                                   21,072
  (INCREASE) DECREASE IN INVESTMENTS                          1
  (INCREASE) DECREASE IN DEPOSITS ASSETS                -83,757
  INCREASE (DECREASE) IN DEPOSITS LIABILITY              67,500           10,000
  INCREASE (DECREASE) IN ACCTS PAYABLE                   17,843          -32,300
  INCREASE (DECREASE) IN SALES TAX PAYABLE                   -7
  INCREASE (DECREASE) IN INCOME TAX PAYABLE                 463
  INCREASE (DECREASE) IN ACCRUED LIAB                    14,816          -94,200
  PAYMENTS FOR SERVICES BY COMMON STOCK                 336,825          103,000
                                                        --------        --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                -79,652          -61,035


CASH FLOWS FROM FINANCING ACTIVITIES

  INCREASE (DECREASE) IN NOTES PAYABLE                   68,000           30,500
  COMMON STOCK PURCHASES                                 15,000           30,000
                                                        --------        --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                 83,000           60,500


NET INCREASE (DECREASE) IN CASH                           3,348             -535

CASH AT BEGINNING OF PERIOD                               1,413            1,371

CASH AT END OF PERIOD                                     4,761              836

                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


Note 1:  Management's opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and changes in cash for the three months ended March 31, 1998 and 1997.


Note 2:  Interim reporting

The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the remainder of the year.

PART 1     FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition:

As of March 31, 1998: the Company had $4,761 cash on hand and in the bank. The primary sources of cash and financing for the Company for the three months then ended was $15,000 from sales of common stock. The primary uses of cash during that period were $11,652 to finance the company's operations. The Company currently maintains a positive cash balance through sales of common stock.


Material changes in the results of operations:

Losses in the current period are mitigated by the fact that the majority of costs and expenses are non-cash accruals. These accrued liabilities will only be paid down upon the Company's achievement of necessary gross profit from sales.


Material changes in business products and services:

The Company has secured major purchase orders and contracts for BAOA call center services to be operated throughout the United States, with the first call center to be located in Atlanta, Georgia. The BAOA Atlanta Call Center will be a leading distributor of products and services through direct-to-consumer telemarketing for corporate clients and for BAOA's own line of future products.

BAOA has formed business alliances with a major telemarketing and call center management companies, First National Communications Network, Inc. and USA Telecorp, to assist BAOA in marketing and managing its call center. Management anticipates opening the call center in the fourth quarter of 1998. This call center is expected to eventually employ up to 400 people and generate revenue in the first quarter of 1999.

BAOA's strategy is to operate its call centers in federally designated empowerment zones. Its first call center will be located in the Atlanta empowerment zone. These empowerment zones are designed to help inner-cities and the residents of the empowerment zones, as well as provide substantial revenues to the Company. The Company's niche in the call center business will be enhanced by the empowerment zone benefits that include job training subsidies, grants, loans, investment tax credits and energy credits. These incentives significantly reduce start up and direct costs of operations.

BAOA has secured a centrally located building in downtown Atlanta. With over 40,000 square feet available, BAOA intends to operate its call center and sublease facilities for job training, day care, and after school youth development centers. These additional centers combined with planned commercial ventures such as food and other service outlets should enable BAOA to dramatically improve the quality of life and the economic conditions in the surrounding neighborhood. The intent is for BAOA to greatly benefit the people in the neighborhood empowerment zone through its role as a major employer and neighborhood developer, while generating a reasonable return for its investors.

PART II    OTHER INFORMATION

ITEM 1     Not applicable.

ITEMS 2-4: Not applicable

ITEM 5:    Information required in lieu of Form 8-K:  None

ITEM 6:    Exhibits and Reports on 8-K:

               a)  None required

               b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1998

                                   SIGNATURES
                                -----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



     Dated: May 15, 1998      /s/ STEVEN R. WRIGHT
                         -----------------------------------------------
                              Steven R. Wright,
                              Treasurer and Principal Financial Officer