Form 10QSB
period 1998-06-30
BAOA INC
filed 1998-10-08
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Quarter ended June 30, 1998
                         Commission File Number 0-25416

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

               Yes  [X]                           No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 1998, the registrant had 33,851,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                    June 30      June 30
                                     1998         1997
ASSETS

CURRENT ASSETS

     CASH                            1,958         5,472
     ACCOUNTS RECEIVABLE             6,540        54,062
     DUE FROM SHAREHOLDERS           5,000
     EMPLOYEE ADVANCES                 200
     INVENTORY                           0        23,896
                                   ---------------------

TOTAL CURRENT ASSETS                13,698        83,430

FIXED ASSETS

     FURNITURE AND EQUIPMENT        49,525        45,856
     LESS DEPRECIATION             -36,226       -30,598
                                   ---------------------

NET FIXED ASSETS                    13,299        15,258

OTHER ASSETS

     DEPOSITS                       82,014         2,259
     INVESTMENTS                    13,320
     ORGANIZATION COSTS             20,000        20,000
     LESS AMORTIZATION             -18,923       -16,000
                                   ---------------------

TOTAL OTHER ASSETS                  96,411         6,259


                                   ---------------------
TOTAL ASSETS                       123,408       104,947
                                   =====================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                              June 30           June 30
                                               1998               1997
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

     DEPOSITS                                  229,000            38,500
     ACCOUNTS PAYABLE                          100,124           183,276
     SALARIES & WAGES PAYABLE                    1,426
     PAYROLL TAXES PAYABLE                         168
     SALES TAX PAYABLE                               0                 6
     ACCRUED INCOME TAXES                        2,063             1,600
     ACCRUED ROYALTIES                          55,103            57,587
                                            ----------------------------

TOTAL CURRENT LIABILITIES                      387,884           280,969

LONG TERM LIABILITIES

     CONTRACTS PAYABLE                         130,325
     ACCRUED LIABILITIES                       180,790           122,679
     NOTE PAYABLE                              196,500           136,500
     NOTES PAYABLE - SHAREHOLDERS              598,625           550,625

                                            ----------------------------
TOTAL LONG TERM LIABILITIES                  1,106,240           809,804


                                            ----------------------------
TOTAL LIABILITIES                            1,494,124         1,090,773

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 PAR                   33,851            20,539
     25,000,000 SHARES AUTHORIZED,
     33,851,000 ISSUED

     ADDITIONAL PAID IN CAPITAL              3,757,731         2,837,065

     BEGINNING RETAINED DEFICIT             -4,555,054        -3,672,376
     NET INCOME (LOSS)                        -607,244          -171,054

     ENDING RETAINED DEFICIT                -5,162,298        -3,843,430


                                            ----------------------------
TOTAL STOCKHOLDERS' EQUITY                  -1,370,716          -985,826

                                            ----------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY              123,408           104,947
                                            ============================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA , INC.
                                INCOME STATEMENT
                                    UNAUDITED


                                        June 30         June 30
                                         1998             1997
REVENUE

  SALES                                       0          17,926

                                       ------------------------

TOTAL REVENUE                                 0          17,926

COST OF SALES                                 0          25,689
                                       ------------------------

GROSS PROFIT (LOSS)                           0          -7,763

OPERATING EXPENSES

  SALARIES & WAGES                        6,990
  SALES & MARKETING                     394,968         193,657
  ROYALTIES                                   0        -136,677
  CONSULTING & OUTSIDE SERVICES          46,660           6,900
  TRAVEL                                 42,911           9,656
  LEGAL & ACCOUNTING                      6,265          12,663
  GENERAL & ADMINISTRATIVE               74,637          44,039
  AMORTIZATION                              923           2,000
  DEPRECIATION                            4,049           4,174

                                       ------------------------
TOTAL OPERATING EXPENSES                577,403         136,412


                                       ------------------------
INCOME (LOSS) FROM OPERATIONS          -577,403        -144,175

OTHER INCOME & EXPENSE

     INTEREST EARNED                          0               1
     INTEREST EXPENSE                   -29,777         -26,880
     PENALTIES                             -264
     RENTAL INCOME                        1,000
                                       ------------------------

TOTAL OTHER INCOME & EXPENSE            -29,041         -26,879

INCOME (LOSS) BEFORE TAXES             -606,444        -171,054

PROVISION FOR TAXES                         800

                                       ------------------------
NET INCOME (LOSS)                      -607,244        -171,054
                                       ========================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                            1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                      -607,244        -171,054

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                               4,972           6,174
  (INCREASE) DECREASE IN ACCTS RECEIVABLE                       0          -6,492
  (INCREASE) DECREASE IN DUE FROM SHAREHOLDERS             -5,000               0
  DECREASE IN INVENTORY                                         0          21,360
  (INCREASE) DECREASE IN FIXED ASSETS                      -2,159               0
  (INCREASE) DECREASE IN INVESTMENTS                      -13,319               0
  (INCREASE) DECREASE IN DEPOSITS ASSETS                  -77,757              -1
  INCREASE (DECREASE) IN DEPOSITS LIABILITY               224,000          38,500
  INCREASE (DECREASE) IN ACCTS PAYABLE                     24,799         -25,799
  INCREASE (DECREASE) IN SALARIES & WAGES PAYABLE           1,426               0
  INCREASE (DECREASE) IN PAYROLL TAXES PAYABLE                168               0
  INCREASE (DECREASE) IN SALES TAX PAYABLE                     -7            -540
  INCREASE (DECREASE) IN INCOME TAX PAYABLE                 1,263               0
  INCREASE (DECREASE) IN ACCRUED LIAB                     29,578         -109,797
  PAYMENTS FOR SERVICES BY COMMON STOCK                   336,825         165,250

                                                          -----------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                  -82,455         -82,399


CASH FLOWS FROM FINANCING ACTIVITIES

  INCREASE (DECREASE) IN NOTES PAYABLE                     68,000          41,400
  COMMON STOCK PURCHASES                                   15,000          45,100

                                                          -----------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                   83,000          86,500


NET INCREASE (DECREASE) IN CASH                               545           4,101

CASH AT BEGINNING OF PERIOD                                 1,413           1,371

CASH AT END OF PERIOD                                       1,958           5,472



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1. MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 1998 and 1997, and the results of operations for the six months ended June 30, 1998 and 1997 and changes in cash for the six months ended June 30, 1998 and 1997.


2. INTERIM REPORTING

The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the remainder of the year.


3. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in California on August 15, 1983 using the name of Tahoe Lake Concessions, Inc. The Company did not conduct any business activities until 1993. On June 21, 1993, the Company's shareholders ratified an Agreement and Plan of Reorganization dated June 11, 1993, whereby the Company would acquire certain assets and liabilities in exchange for $100,000 cash plus a promissory note for $200,000 payable within six months, and the issuance of 8,000,000 shares of its common stock. In addition, the Company's shareholders approved the name change to BAOA, Inc.

In 1993, the Company developed and marketed a board game titled "Black Americans of Achievement". With several major sponsors, the board game was successfully marketed through national retail stores through the end of 1994. As the Company's products and tournaments did not result in the anticipated amounts of revenue and profit, management elected to reduce the emphasis of board game sales and related product development during 1996.

Beginning in 1997, the Company changed the primary focus of the company from the marketing and sales of a board game to telemarketing through its own call centers to be operated throughout the United States in federally designated empowerment zones.

NOTES TO FINANCIAL STATEMENTS

4. Basis of Accounting

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

5. Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 1998 and June 30, 1997.

6. Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment is provided using the straight line method over estimated useful lives ranging from five to seven years. Upon retirement or disposal of depreciated assets, the cost and related depreciation are removed and the resulting gain or loss is reflected in income. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred. Any assets acquired from shareholders are recorded at historical cost at the time of transfer.

7. Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1 FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition:

As of June 30,1998: the Company had $1,958 cash on hand and in the bank. The primary source of cash and financing for the Company for the six months then ended was $239,000 from sales of common stock and deposits for the purchase of common stock. The primary use of cash during that period was $236,497 to finance the company's operations. The Company currently maintains a positive cash balance through sales of common stock.


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

BAOA has formed business alliances with major telemarketing management and call center operating companies, First National Communications Network, Inc. and USA Telecorp, to assist BAOA in marketing and managing its call center. Management anticipates opening the call center in the fourth quarter of 1998. This call center is expected to eventually employ up to 400 people and generate revenue in the first quarter of 1999.

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

PART II     OTHER INFORMATION

ITEM 1      Not applicable.

ITEMS 2-4:  Not applicable

ITEM 5:     Information required in lieu of Form 8-K:  None

ITEM 6:     Exhibits and Reports on 8-K:

               a) Exhibit # 27.1, "Financial Data Schedule"

               b) No reports on Form 8-K were filed during the fiscal
                  quarter ended June 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.









                                    /s/ STEVEN R. WRIGHT
        Dated: October 6, 1998      -------------------------------------------
                                    Steven R. Wright,
                                    Treasurer and Principal Financial Officer