Form 10QSB
period 1998-09-30
BAOA INC
filed 1999-02-18
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                      For Quarter ended September 30, 1998
                         Commission File Number 0-25416

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

As of September 30, 1998, the registrant had 39,014,462 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                               September 30,    September 30,
                                                   1998              1997
                                               ------------     ------------
ASSETS

CURRENT ASSETS
     CASH                                              378         114,009
     ACCOUNTS RECEIVABLE                             6,540          53,339
     DUE FROM SHAREHOLDERS                          10,000               0
     EMPLOYEE ADVANCES                                   0             350
     INVENTORY                                           0          23,892
                                                   -------         -------
TOTAL CURRENT ASSETS                                16,918         191,590

FIXED ASSETS

     FURNITURE AND EQUIPMENT                        49,525          47,367
     LESS DEPRECIATION                             (38,328)        (32,806)
                                                   -------         -------
NET FIXED ASSETS                                    11,197          14,561

OTHER ASSETS

     DEPOSITS                                        4,258           2,258
     INVESTMENTS                                    93,457               0
     ORGANIZATION COSTS                             20,000          20,000
     LESS AMORTIZATION                             (19,385)        (17,000)
                                                   -------         -------
TOTAL OTHER ASSETS                                  98,330           5,258

                                                   -------         -------
TOTAL ASSETS                                       126,445         211,409
                                                   =======         =======



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                               September 30,   September 30,
                                                   1998            1997
                                               -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                             101,589          45,461
     DEPOSITS                                      97,050               0
     SALARIES & WAGES PAYABLE                           0           1,664
     PAYROLL TAXES PAYABLE                             41             204
     SALES TAX PAYABLE                                  0               7
     ACCRUED INCOME TAXES                           2,063             800
     ACCRUED ROYALTIES                             55,103          57,592
                                                ---------       ---------
TOTAL CURRENT LIABILITIES                         255,846         105,728

LONG TERM LIABILITIES

     CONTRACTS PAYABLE                            130,325         130,325
     ACCRUED LIABILITIES                          195,553         136,745
     NOTES PAYABLE                                196,500         136,500
     NOTES PAYABLE - SHAREHOLDERS                 598,625         570,625
                                               ----------      ----------
TOTAL LONG TERM LIABILITIES                     1,121,003         974,195
                                               ----------      ----------
TOTAL LIABILITIES                               1,376,849       1,079,923

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 PAR.                     39,015          27,366
     50,000,000 SHARES AUTHORIZED,
     39,014,462 SHARES ISSUED

     ADDITIONAL PAID IN CAPITAL                 4,030,068       3,204,513

     BEGINNING RETAINED EARNINGS               (4,555,054)     (3,672,377)
     NET INCOME (LOSS)                           (764,433)       (428,016)

     ENDING RETAINED EARNINGS                  (5,319,487)     (4,100,393)
                                               ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                     (1,250,404)       (868,514)
                                               ----------      ----------
TOTAL LIAB & STOCKHOLDERS' EQUITY                 126,445         211,409
                                               ==========      ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA , INC.
                                INCOME STATEMENT
                                    UNAUDITED



                                               September 30,  September 30,
                                                   1998            1997
                                               ------------   ------------

REVENUE

  SALES                                                 0         17,945
                                                ---------       --------

TOTAL REVENUE                                           0         17,945

COST OF SALES                                           0         37,893
                                                ---------       --------
GROSS PROFIT (LOSS)                                     0        (19,948)

OPERATING EXPENSES

  SALARIES & WAGES                                  9,677          7,138
  SALES & MARKETING                               454,938        317,044
  ROYALTIES                                             0       (136,673)
  CONSULTING & OUTSIDE SERVICES                    58,085         17,084
  TRAVEL                                           63,065         33,499
  LEGAL & ACCOUNTING                               10,984         22,900
  GENERAL & ADMINISTRATIVE                        105,545         95,843
  AMORTIZATION                                      1,385          3,000
  DEPRECIATION                                      6,151          6,382
                                                ---------       --------
TOTAL OPERATING EXPENSES                          709,830        366,217
                                                ---------       --------
INCOME (LOSS) FROM OPERATIONS                    (709,830)      (386,165)

OTHER INCOME & EXPENSE

     INTEREST EARNED                                    0              1
     RENTAL INCOME                                  1,000
     INTEREST EXPENSE                             (54,539)       (40,946)
     PENALTIES                                       (264)          (106)
                                                ---------       --------

TOTAL OTHER INCOME & EXPENSE                      (53,803)       (41,051)

INCOME (LOSS) BEFORE TAXES                       (763,633)      (427,216)

PROVISION FOR TAXES                                   800            800
                                                ---------       --------
NET INCOME (LOSS)                                (764,433)      (428,016)
                                                =========       ========



                        SEE NOTES TO FINANCIAL STATEMENTS

                                                                BAOA, INC.
                                                         STATEMENTS OF CASH FLOWS
                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                           1998          1997
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                     (764,433)      (428,016)

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                              7,536          9,382
  (INCREASE) DECREASE IN ACCTS RECEIVABLE                      0         (5,769)
  (INCREASE) DECREASE IN DUE FROM SHAREHOLDERS           (10,000)             0
  (INCREASE) DECREASE IN EMPLOYEE ADVANCES                   200           (350)
  DECREASE IN INVENTORY                                        0         21,364
  (INCREASE) DECREASE IN FIXED ASSETS                     (2,159)        (1,511)
  (INCREASE) DECREASE IN INVESTMENTS                     (93,457)             0
  INCREASE (DECREASE) IN ACCTS PAYABLE                    26,265        (33,289)
  INCREASE (DECREASE) IN DEPOSITS                         92,050              0
  INCREASE (DECREASE) IN WAGES PAYABLE                         0          1,664
  INCREASE (DECREASE) IN PR TAXES PAYABLE                     41            204
  INCREASE (DECREASE) IN SALES TAXES PAYABLE                  (7)
  INCREASE (DECREASE) IN ACCRUED LIAB                     44,341        157,634
  INCREASE (DECREASE) IN INCOME TAXES PAYABLE              1,263           (800)
  PAYMENTS FOR SERVICES BY COMMON STOCK                  399,325        191,125
  PAYMENTS FOR INTEREST BY COMMON STOCK                   10,000
                                                       ---------       --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                (289,035)       (88,362)


CASH FLOWS FROM FINANCING ACTIVITIES

  INCREASE (DECREASE) IN NOTES PAYABLE                    68,000         61,400
  COMMON STOCK PURCHASES                                 220,000        139,600
                                                       ---------       --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                 288,000        201,000


NET INCREASE (DECREASE) IN CASH                           (1,035)       112,638

CASH AT BEGINNING OF PERIOD                                1,413          1,371

CASH AT END OF PERIOD                                        378        114,009




                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 1998 and 1997, and the results of operations for the nine months ended September 30, 1998 and 1997 and changes in cash for the nine months ended September 30, 1998 and 1997.


2.   INTERIM REPORTING

The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the remainder of the year.


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

In 1993, the Company developed and marketed a board game titled Black Americans of Achievement. With several major sponsors, the board game was successfully marketed through national retail stores through the end of 1994. As the Company's products and tournaments did not result in the anticipated amounts of revenue and profit, management elected to reduce the emphasis of board game sales and related product development during 1996.

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

5.   Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 1998 and 1997.

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

7.   Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1      FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition:

As of September 30,1998: the Company had $378 cash on hand and in the bank. The primary source of cash and financing for the Company for the nine months then ended was $312,050 from sales of common stock and deposits for the purchase of common stock. The primary use of cash during that period was $313,085 to finance the company's operations. The Company currently maintains a positive cash balance through sales of common stock.


Material changes in the results of operations:

Losses in the current period are mitigated by the fact that the majority of costs and expenses are non-cash accruals. These accrued liabilities will only be paid down upon the Company's achievement of gross profit from sales.


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

BAOA has formed business alliances with major telemarketing management and call center operating companies, First National Communications Network, Inc. and USA Telecorp, to assist BAOA in marketing and managing its call center. Management anticipates opening the call center in the first quarter of 1999. This call center is expected to eventually employ up to 400 people and generate revenue in the second quarter of 1999.

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

The Company's first call center will be located in the Atlanta empowerment zone. As of the date of this filing, BAOA has been approved for full empowerment zone funding by the Atlanta Development Authority. Management anticipates the Company will begin utilizing the Atlanta Development Authority funding no later than March 1999.

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

PART II     OTHER INFORMATION

ITEM 1      Not applicable.

ITEMS 2-4:  Not applicable

ITEM 5:     Information required in lieu of Form 8-K:  None

ITEM 6:     Exhibits and Reports on 8-K:

               a) Exhibit # 27.1, Financial Data Schedule

               b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1998

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


     Dated: November 14, 1998          /s/ Steven R. Wright
                                    -----------------------------------------
                                    Steven R. Wright,
                                    Treasurer and Principal Financial Officer