Form 10KSB40
period 1998-12-31
BAOA INC
filed 1999-08-10
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 1998

                         Commission File Number 0-25416

                                   BAOA, INC.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                  CALIFORNIA                          33-0563989
               -------------------                -----------------
          (State of Incorporation)         (I.R.S. Employer Identification No.)

        2635 Camino Del Rio South, Suite 210, San Diego, California 92108
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 291-2262
                               ------------------
              (Registrant's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     [X]                   No  [ ]




Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

                  Yes     [X]                   No  [ ]


The issuer's had no revenues for the year ended December 31, 1998.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 1998 was $2,218,940.

                                     PART 1

ITEM 1            DESCRIPTION OF BUSINESS

Business Development

The Company was incorporated in California on August 15, 1983 using the name of Tahoe Lake Concessions, Inc. The Company did not conduct any business activities until 1993. On June 21, 1993, the Company's shareholders approved a name change to BAOA, Inc. From 1993 through 1997, BAOA was engaged in the development, marketing, and sales of an educational and entertainment board game.

There have been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


Business of the Issuer

The management of BAOA, Inc. ("the Company") changed the primary focus of the company from the marketing and sales of a board game to telemarketing in 1997. The Company used its 1998 operating resources and cash to enable it to compete in the telemarketing call center business in 1999. After considerable analysis, management determined that the best business strategy to ensure the profitability of the telemarketing centers would be to open call centers in federally designated empowerment zones throughout the United States. BAOA formed a strategic alliance with MKT Communications Corp., a major telemarketing and call center management company, to assist BAOA in marketing and managing its telemarketing call centers. The first call center will be in Atlanta, with an anticipated opening in the third quarter of 1999. The City of Atlanta and the State of Georgia have issued final site and financial commitment approval for the Company's first call center in Atlanta. The second call center is scheduled to open in the City of New York in the first quarter of 2000. The City of New York has issued final site and financial commitment for the Company's call center in New York. The Company plans to open a third call center in the City of Los Angeles in the second quarter of 2000. Each call center is expected to potentially employ up to 400 people and generate significant annual revenues. This new business strategy allows BAOA to become a direct to consumer distribution network with each potential customer being anyone who answers the phone.

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


Competition

While the size and financial strength of the Company's competitors are substantially greater than those of the Company, management believes the Company will be able to compete effectively because it will incur lower costs and expenses due to government funding programs and tax incentives as it provides telecommunications and computer jobs to economically depressed areas of inner cities. There is currently no direct competition in this inner city market.


Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

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

The Company has initiated communications with its significant suppliers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. The Company will utilize both internal and external resources to modify, or replace, and test software for Year 2000 compliance. The Company currently anticipates completing the Year 2000 project not later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The costs of the project, which at the current time are projected to be immaterial, and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those anticipated.

ITEM 2            DESCRIPTION OF PROPERTY

The Company leases its corporate office space located at 2635 Camino del Rio South, Suite 210, San Diego, California. The office space consists of approximately 2,700 square feet. The lease commenced November 1996 and will terminate November 30, 2001.


ITEM 3            LEGAL PROCEEDINGS

The Company had no legal proceedings in 1998 and none are pending.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no such submissions, as the Company did not have a shareholders meeting during 1998.


                                     PART II


ITEM 5            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
                  MATTERS.

General

The Company's common stock is traded on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is sponsored by the National Association of Securities Dealers (NASD). The Electronic Bulletin Board is a network of security dealers who buy and sell stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                            Low               High
                                            ---               ----
1997

First Quarter                               .08               .23
Second Quarter                              .04               .12
Third Quarter                               .04               .20
Fourth Quarter                              .625              .15


1998

First Quarter                               .03               .18
Second Quarter                              .04               .28
Third Quarter                               .05               .18
Fourth Quarter                              .03               .11



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

As of December 31, 1998, there were approximately 591 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.



ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Operations

As the Company advanced its business plan to open call center businesses in Enterprise Zones, the Company has maintained sufficient cash to sustain corporate operations through the sale of equity securities and direct advances and loans from shareholders. During the next twelve months the Company's plan of operations includes opening a call center in the City of Atlanta in the third quarter of 1999 and a call center in the City of New York in the first quarter of 2000. The Company will face considerable risk in each of its business plan steps, such as difficulty of building site renovation within its budget, difficulty of completing its build-out within its timetable and budget, difficulty of hiring competent personnel within its budget, and a lack of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by shareholders. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.

Results of  Operations

As of December 31, 1998, the Company had no cash on hand and in the bank. The primary sources of cash and financing for the Company for the year ended December 31, 1998 were $339,000 from issuance of stock and shareholders' loans to the Company of $113,000. The primary use of cash during 1998 was $361,000 to finance the Company's operations and $92,000 for an option to purchase a building in the City of Atlanta for the Company's call center business. The Company had two full time employees during 1998.

Significant losses in 1998 were primarily due to the lack of sales due to management's decision to utilize operating funds in order to advance the Company's business plan to open call center business locations in Empowerment Zones in Atlanta and New York. Management believes the Company will have a better chance of achieving revenue and profit goals through the new call center businesses in 1999.


ITEM 7            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company and related Notes which are included in this filing have been examined by S.W. Hatfield, Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On May 5, 1999, the Board of Directors approved the engagement of S.W. Hatfield, Certified Public Accountants to perform the audit of the Company's financial statements for the year ended December 31, 1998. The Company's previous auditors, Harlan & Boettger, LLP decided to discontinue providing their services to the Company on May 3, 1999.

          During the two most recent years ended December 31, 1996 and 1997, there have been no disagreements with Harlan & Boettger, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

          The audit report of Harlan & Boettger, LLP on the financial statements for the two years ended December 31, 1996 and 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the audit report was modified to include a statement concerning doubts about the Company's ability to continue as a going concern.

          The Company has requested that Harlan & Boettger, LLP furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Harlan & Boettger, LLP's letter to the SEC dated May 3, 1999, was filed as Exhibit 16 to the Company's Form 8-K.


                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors:

                           Age        Date Elected                Position
                           ---        ------------                --------
Peter Van Brunt            45            7/20/96              Director & President

Steven R. Wright           54            11/1/93              Director, Secretary & Treasurer


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


ITEM 10           EXECUTIVE COMPENSATION

Summary Compensation Table for 1998:

Name                       Peter Van Brunt                    Steven R. Wright

Principal Position         Director & President               Director, Treasurer & Secretary

Salary                      $   0                              $   0

Bonus                           0                                  0

Other
Compensation                    63,868                             0
(see notes)

Restricted stock
awards                          0                                  0

Options                         0                                  0

LTIP payouts                    0                                  0

All other
compensation                    0                                  0

Notes: The Company currently has no standard arrangement by which its Officers and Directors are compensated. Mr. Van Brunt received management fee payments throughout 1998 for services, lodging, and travel expenses for his extensive stays away from home in relation to the completion of the Company's call center business negotiations with the Cities of Atlanta and New York.


ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and Major shareholders as well as those who own beneficially more than five percent of the Company's common stock.

Name of Beneficial Owner                    Number of Shares                Percent of Total
-----------------------                     ----------------                ----------------
Steven R. Wright                               165,000                           .4
c/o BAOA, Inc.
2635 Camino del Rio South
Ste 210
San Diego, California

Oasis Ventures, Inc.                        2,631,000                           5.9
318 N. Carson Street, Ste 214
Carson City, Nevada 89701


(Percentages are based on the number of outstanding shares as of December 31,
1998)


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1998, the Company had advances and notes payable from related parties, who are also stockholders or related to stockholders of the Company. The advances and notes payable from related parties were for expenses of the Company paid by related parties and for direct loans to the Company. These advances and notes payable from related parties are not formally documented. Notes payable bear interest at 8% and are due on demand. The Company has paid in cash and common stock certain amounts to related parties, including company personnel, officers, and directors for services rendered to the Company.

ITEM 13           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

   Exhibit 23        Consents of S.W. Hatfield, Certified Public Accountants

   Exhibit 27        Financial Data Schedule

   Reports filed on Form 8-K: Changes in Registrant's Certifying Accountant

   Reports required to be filed by Regulation S-X:  None








                                   SIGNATURES
                                -----------------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BAOA, INC.



Date:    July 15, 1999         /s/ PETER VAN BRUNT
                               ------------------------------------------------
                               Peter Van Brunt,
                               President, Principal Executive Officer, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Dated:   July 15, 1999          /s/ STEVEN R. WRIGHT
                               ------------------------------------------------
                               Steven R. Wright,
                               Treasurer, Principal Financial Officer, Director

                                   BAOA, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                                      AND
                                AUDITOR'S REPORT

                           December 31, 1998 and 1997




                              S. W. HATFIELD, CPA
                          CERTIFIED PUBLIC ACCOUNTANTS

                     USE OUR PAST TO ASSIST YOUR FUTURE(SM)

                           BAOA, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-3

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of December 31, 1998 and 1997       F-4

   Consolidated Statements of Operations
     for the years ended December 31, 1998 and 1997                   F-6

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1998 and 1997                   F-7

   Consolidated Statements of Cash Flows
     for the years ended December 31, 1998 and 1997                   F-8

   Notes to Consolidated Financial Statements                         F-10

                        [S. W. HATFIELD, CPA LETTERHEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
BAOA, Inc. and Subsidiaries

We have audited the consolidated balance sheets of BAOA, Inc. (a California corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of BAOA, Inc. as of and for the year ended December 31, 1997 were audited by other auditors whose report was dated April 9, 1998 and included a paragraph expressing substantial doubt about BAOA, Inc.'s ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAOA, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of its consolidated operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered losses in prior years, working capital deficiencies and continues to experience liquidity problems that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            S. W. HATFIELD, CPA

Dallas, Texas
July 14, 1999

                           BAOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS

                                                             1998         1997
                                                          ---------    ---------
CURRENT ASSETS
   Cash and cash equivalents                              $      --    $   1,413
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of approximately $-0- and $-0-, respectively              --        6,540
   Prepaid expenses and other                                    --          200
                                                          ---------    ---------

     TOTAL CURRENT ASSETS                                        --        8,153
                                                          ---------    ---------


PROPERTY AND EQUIPMENT - AT COST
   Furniture                                                 14,402       14,402
   Equipment                                                 35,123       32,965
                                                          ---------    ---------
                                                             49,525       47,367
   Accumulated depreciation                                 (40,430)     (32,177)
                                                          ---------    ---------

     NET PROPERTY AND EQUIPMENT                               9,095       15,190
                                                          ---------    ---------


OTHER ASSETS
   Option to acquire real property                           94,217        2,000
   Organization costs, net of accumulated amortization
     of approximately $20,000 and $18,000, respectively          --        2,000
   Deposits and other assets                                  2,258        2,258
                                                          ---------    ---------

     TOTAL OTHER ASSETS                                      96,475        6,258
                                                          ---------    ---------


TOTAL ASSETS                                              $ 105,570    $  29,601
                                                          =========    =========


                                  - CONTINUED -


  The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1998 and 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                1998            1997
                                                            ------------    ------------
CURRENT LIABILITIES
   Cash overdraft                                           $        672    $         --
   Accounts payable                                              110,553          75,326
   Accrued expenses                                               55,103          60,110
   Amounts due to related parties
     Advances and notes payable                                  108,700         857,450
     Interest                                                     10,436         151,212
   Income taxes payable                                            3,563             800
                                                            ------------    ------------

     TOTAL CURRENT LIABILITIES                                   289,207       1,144,898
                                                            ------------    ------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value.  10,000,000 shares
     authorized.  None issued and outstanding                         --              --
   Common stock - $0.001 par value 90,000,000
     shares authorized.  44,991,295 and 30,246,386
     shares issued and outstanding, respectively                  44,991          30,247
   Additional paid-in capital                                  4,310,141       3,409,511
   Accumulated deficit                                        (4,538,589)     (4,555,055)
                                                            ------------    ------------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       (183,457)     (1,115,297)
                                                            ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $    105,570    $     29,601
                                                            ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 1998 and 1997


                                                                   1998            1997
                                                                ------------    ------------
REVENUES, NET                                                   $         --    $     18,791

COST OF SALES                                                             --         (45,256)
                                                                ------------    ------------

GROSS PROFIT                                                              --         (26,465)

OPERATING EXPENSES
   Sales and marketing expenses                                        1,801         502,314
   Marketing and consulting fees to related parties                   65,768          49,583
   General and administrative expenses                               889,052         333,018
   Bad debt expense                                                    6,140          45,899
   Depreciation                                                        8,253           5,753
   Amortization                                                        2,000           4,000
                                                                ------------    ------------
     TOTAL OPERATING EXPENSES                                        973,014         940,567
                                                                ------------    ------------

LOSS FROM OPERATIONS                                                (973,014)       (967,032)

OTHER INCOME (EXPENSE)
   Interest expense                                                  128,078         (55,412)
   Other                                                               2,750              --
   Forgiveness of debt                                               859,452         140,565
                                                                ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                                    990,279          85,153
                                                                ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                     17,266        (881,879)

Federal and state income taxes                                          (800)           (800)
                                                                ------------    ------------

NET INCOME (LOSS) BEFORE COMPREHENSIVE INCOME                         16,466        (882,679)

OTHER COMPREHENSIVE INCOME                                                --              --
                                                                ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                     $     16,466    $   (882,679)
                                                                ============    ============

Income (Loss) per weighted-average share of common
   stock outstanding, computed on net loss
   Basic                                                                 nil    $      (0.04)
                                                                ============    ============
   Diluted                                                               nil    $      (0.04)
                                                                ============    ============
Weighted-average number of shares of common stock outstanding
   Basic                                                          36,287,379      21,435,392
                                                                ============    ============
   Diluted                                                        38,437,379      21,435,392
                                                                ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997


                                         Common Stock         Additional
                                  -------------------------     paid-in     Accumulated
                                     Shares       Amount        capital       deficit          Total
                                  -----------   -----------   -----------   -----------    -----------
BALANCES AT JANUARY 1, 1997        18,558,600   $    18,559   $ 2,628,695   $(3,672,376)   $(1,025,122)

Sales of common stock               8,252,502         8,252       486,048            --        494,300

Common stock issued for
  Consulting and other services     3,435,284         3,435       294,768            --        298,203

Net loss for the year                      --            --            --      (882,679)      (882,679)
                                  -----------   -----------   -----------   -----------    -----------

BALANCES AT DECEMBER 31, 1997      30,246,386        30,246     3,409,511    (4,555,055)    (1,115,298)

Sales of common stock               6,441,659         6,442       332,858            --        339,300

Common stock issued for
  Consulting and other services     8,103,250         8,103       555,472            --        563,575
  Payment of interest                 200,000           200        12,300            --         12,500

Net income for the year                    --            --            --        16,466         16,466
                                  -----------   -----------   -----------   -----------    -----------

BALANCES AT DECEMBER 31, 1998      44,991,295   $    44,991   $ 4,310,141   $(4,538,589)   $  (183,457)
                                  ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997


                                                                1998         1997
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the year                            $  16,466    $(882,679)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                            10,253        9,753
       Bad debt expense                                          6,140     (168,570)
       Common stock issued for fees and services               563,575      298,203
       Common stock issued for interest expense                 12,500           --
       Forgiveness of debt                                    (859,452)    (140,565)
       Forgiveness of accrued interest to related parties     (140,776)          --
     (Increase) decrease in
       Accounts receivable                                         400      141,717
       Inventory                                                    --      113,139
       Prepaid expenses and other                                  200       (2,200)
     Increase (decrease) in
       Accounts payable                                         37,228       (3,424)
       Accrued liabilities and other                            (5,007)      61,277
       Income taxes payable                                      2,763         (800)
                                                             ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                         (355,710)    (574,149)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                          (2,158)      (1,511)
   Cash paid for option to acquire real property               (92,217)          --
                                                             ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                          (94,375)      (1,511)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in cash overdrafts                                     672           --
   Proceeds from advances from related parties                 112,700       81,900
   Payments on advances from related parties                    (4,000)        (500)
   Proceeds from sale of common stock                          339 300      494,301
                                                             ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      448,672      575,701
                                                             ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                           (1,413)          41

Cash and cash equivalents at beginning of year                   1,413        1,372
                                                             ---------    ---------

Cash and cash equivalents at end of year                     $      --    $   1,413
                                                             ---------    =========


SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid                                             $     198    $      --
                                                             =========    =========
   Income taxes paid (refunded), net                         $    (463)   $   1,600
                                                             =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE A - BACKGROUND AND ORGANIZATION

BAOA, Inc. (BAOA) was originally incorporated on August 15, 1983 according to the laws of the State of California. BAOA was dormant until 1993. From 1993 through 1997, BAOA was engaged in the development, sale and marketing of an educational and entertainment board game, the marketing of an affinity credit card, the licensing of its trademarked logo "Black Americans of Achievement" and the development for production of a television game show.

Effective, during 1997, BAOA redirected its efforts to the operation of telemarketing call centers located in Federally designated "Empowerment Zones" throughout the United States. BAOA has entered into a strategic alliance with MKT Communications Corp., a telemarketing and call center management entity, to assist the Company in marketing and managing its call centers. The Company has no call centers in operation as of June 30, 1999; but, is in negotiation for the opening of call centers in Atlanta, Georgia and New York City, New York.

In anticipation of opening the Atlanta center and others to be established, the Company has incorporated wholly-owned subsidiaries: Call Atlanta, Inc. and Call Harlem, Inc.

The Company's wholly-owned subsidiary, Call Atlanta, Inc. was incorporated on January 7, 1998 under the laws of the State of Georgia. Call Atlanta, Inc. will operate the Company's telemarketing call center operations domiciled in the Atlanta Georgia designated "Empowerment Zone".

The Company's wholly-owned subsidiary, Call Harlem, Inc. was incorporated on September 29, 1998 under the laws of the State of Delaware. Call Harlem, Inc. will operate the Company's telemarketing call center operations domiciled in the New York City designated "Empowerment Zone".

The accompanying financial statements present the consolidated financial condition, operations and cash flows of BAOA, Inc. and its wholly-owned subsidiaries, Call Atlanta, Inc. and Call Harlem, Inc. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are collectively referred to as the "Company".

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - GOING CONCERN UNCERTAINTY

The Company has had continuing losses from operations and experienced negative cash flows from operating activities since 1993. Further, the Company has limited ability to utilize traditional financing methods. The Company's survival in the current and prior years has been substantially dependent upon advances from related parties and other individuals and the sale of equity securities through the efforts of Management.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE B - GOING CONCERN UNCERTAINTY - CONTINUED

The Company has customer contracts to provide telemarketing services commencing with the opening of its two (2) planned call centers. The City of Atlanta, Georgia has issued final site and financial commitment approval for the Company's Atlanta Empowerment Zone call center with an expected opening date in September 1999. The City of New York City, New York has issued its final site and financial commitment approval for the Company's New York Empowerment Zone call center with an expected opening date of January 2000.

Additionally, management believes that its ongoing efforts to raise additional capital through the sale of equity securities and/or debt instruments will provide additional cash flows. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and Cash Equivalents

   For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

   Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2. Accounts Receivable

   In the normal course of business, the Company extends unsecured credit to virtually all of its clients which are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3. Property and Equipment

   Property and equipment are recorded at cost and are depreciated on a straight-line basis, over their estimated useful lives (generally 5 to 7 years). Major additions and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

4. Organization costs

   Organization costs are being amortized using the straight-line method over five years.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5. Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. At December 31, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of December 31, 1998 and 1997, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2007.

6. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1998 and 1997, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

7. Stock Options

   During 1997, the Company adopted a method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation". SFAS 123 allows for two methods of valuing stock-based compensation. The first method allows for the continued application of Accounting Principle Board Opinion No. 25 (APB 25). The second method uses an option pricing model to value stock compensation and record such valuation as compensation expense within the financial statements over the anticipated period that the options will be outstanding. The Company has elected to apply the tenets of APB 25 and the supplemental disclosure standards of SFAS 123.

8. Advertising

   The Company expenses direct advertising and marketing costs as incurred. Advertising expenses of approximately $1,801 and $14,432 are included in the accompanying financial statements as a component of sales and marketing expense for the years ended December 31, 1998 and 1997, respectively.

9. Research and development

   The Company expenses research and development costs as incurred. Research and development costs of approximately $-0- and $41,949 are included in the accompanying financial statements as a component of general and administrative expenses for the year ended December 31, 1998 and 1997, respectively.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

10. Reclassifications

   Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentations.


NOTE D - RELATED PARTY TRANSACTIONS

The Company has both advances and notes payable to related parties, who are also stockholders or related to stockholders of the Company. The advances arose from the direct payment of expenses paid on behalf of the Company and for various cash advances made directly to the Company. The advances are not formally documented, unsecured, non-interest bearing and are due upon demand based on the initial understanding of the Company and the related parties.

Further, the Company has received loans from related parties, who are also stockholders or entities controlled by stockholders of the Company. The loans are not formally documented, bear interest at 8.0% and are due on demand.

During 1999, the Company, with advice of legal counsel, determined that no formal documents related to the notes and/or advances exist. Additionally, no demand for payment had been made within a time period specified in the Uniform Commercial Code from the inception of the advances through December 31, 1998. Accordingly, the Company, upon the advice of legal counsel, wrote off these advances as forgiveness of debt in the accompanying financial statements.

The following summarizes these amounts as of December 31, 1998 and 1997:


                                              1998             1997
                                          ----------       ----------
Advances                                  $  108,700       $  130,325
Notes                                             --          727,125
                                          ----------       ----------
                                             108,700          857,450
Interest                                      10,436          151,212
                                          ----------       ----------

                                          $  119,136       $1,008,662
                                          ==========       ==========


Additionally, the Company has paid, in cash and/or common stock, certain amounts to related parties, including members of management, officers and directors of the Company for various consulting, marketing and management services. These amounts are shown as "Marketing and consulting fees to related parties" in the accompanying Statement of Operations and Comprehensive Income.

NOTE E - OPTION TO ACQUIRE REAL PROPERTY

In 1997, the Company entered into an contractual agreement, which was subsequently modified and extended, to purchase a building in Atlanta, Georgia to house its administrative offices and its initial telemarketing call center. On March 23, 1998, the building was purchased by an affiliated individual, who intends to deed the property to the Company at a future date to be determined. Since the closing date, the Company funded all initial deposits, closing costs and debt service payments on behalf of the owning party. The monies advanced on behalf of the owning party have been classified as "Option to acquire real property" in the accompanying balance sheets and statements of cash flows.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE F - FORGIVENESS OF DEBT

During the year ended December 31, 1997, the Company recognized forgiveness of debt of approximately $141,000 related to accrued royalties due on the distribution and sales of the Company's board game, "Black Americans of Achievement" which were recognized as expense in prior years.


NOTE G - INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 1998 and 1997, respectively, are as follows:


                                  1998       1997
                                  ----       ----
Federal:
    Current                       $ --       $ --
    Deferred                        --         --
                                  ----       ----
                                    --         --
                                  ----       ----
State:
    Current                         --        800
    Deferred                        --         --
                                  ----       ----
                                    --        800
    Total                         $ --       $800
                                  ====       ====


As of December 31, 1998, the Company has a net operating loss carryforward of approximately $1,900,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007 for Federal purposes and 1999 for State purposes.

The Company's income tax expense for the years ended December 31, 1998 and 1997, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                                             1998             1997
                                                                          ---------        ---------
Statutory rate applied to earnings (loss) before income taxes             $   5,598        $(300,111)

Increase (decrease) in income taxes resulting from:
  State income taxes                                                            800              800
  Other, including reserves for deferred tax asset                           (5,598)        (300,111)
                                                                          ---------        ---------

    Income tax expense                                                    $     800        $     800
                                                                          =========        =========


The Company's deferred tax asset as of December 31, 1998 and 1997, respectively, is as follows:


Net operating loss carryforwards       $ 1,336,100        $ 1,341,700
Valuation allowance                     (1,336,100)        (1,341,700)
                                       -----------        -----------

Net deferred tax asset                 $        --        $        --
                                       ===========        ===========


The valuation allowance estimate increased (decreased) by approximately $(5,600) and $454,900 for the years ended December 31, 1998 and 1997, respectively. Management is of the opinion that it's valuation estimate is reasonably possible of changing in future periods.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE H - CAPITAL STOCK TRANSACTIONS

In October 1998, the Company's Articles of Incorporation (Articles) were amended to increase the number of shares which may be issued. As amended in 1998, the Articles increased the number of shares which may be issued from 50,000,000 to 100,000,000. Of the 100,000,000 shares authorized, 90,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 preferred stock may be issued. This amendment designated 4,000,000 shares of the authorized preferred stock as "Series A Convertible Preferred Stock". The remaining undesignated preferred stock may be designated and/or issued from time to time in one or more series as determined by the Company's Board of Directors.

In November 1997, the Company's Articles of Incorporation (Articles) were amended to increase the number of shares which may be issued and to authorize the issuance of preferred stock. As amended in 1997, the Articles increased the number of shares of stock which may be issued by the Company from 25,000,000 to 50,000,000. Of the 50,000,000 shares authorized, 45,000,000 shares of $0.001 par value common stock and 5,000,000 of $0.001 par value preferred stock may be issued. Of the 5,000,000 shares of authorized preferred stock, 1,000,000 shares have been designated as "Class A Convertible Preferred Stock". The remaining undesignated preferred stock may be designated and/or issued from time to time in one or more series as determined by the Company's Board of Directors.

Series A Convertible Preferred Stock

The Company's Board of Directors has designated 4,000,000 shares of its authorized preferred stock as "Series A Convertible Preferred Stock". As of December 31, 1998 and 1997, no shares have been issued by the Company. Each outstanding share of Class A Convertible Preferred Stock shall be converted, at the sole option of the holder, at any time into common stock at an initial conversion rate of one share of common stock for each share of preferred stock outstanding. The conversion rate will be adjusted for the effects of any future stock dividends, combinations or subdivisions of the Company's common stock which may occur subsequent to the issuance of the Preferred Stock. Holders of the Class A Convertible Preferred Stock shall also be entitled to receive, when declared by the Company's Board of Directors, dividends at par with holders of the Company's common stock had been converted into common stock as of the record date of the dividend.

In the event of liquidation, dissolution or winding up of the Company, the holders of Series A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution to the holders of common stock, $1.00 per share plus all declared and unpaid dividends on each issued and outstanding share.

Common stock issuances

During the years ended December 31, 1998 and 1997, respectively, the Company issued 8,103,250 and 3,435,284 shares of common stock in exchange for various marketing and consulting services. These transactions were valued at a cumulative approximate $563,575 and $298,203, respectively, which approximates the fair market value of the shares given in payment and the value of the services.

During the years ended December 31, 1998 and 1997, respectively, the Company sold an aggregate 6,441,659 and 8,252,502 shares of common stock to various unrelated third party investors for gross aggregate proceeds of approximately $339,300 and $494,301. In conjunction with the sale of common stock during 1998, the Company granted a cumulative 800,333 options to purchase an additional 800,333 shares of restricted, unregistered common stock at prices ranging from $0.04 to $0.50 per share.

During the year ended December 31, 1998, the Company issued 200,000 shares of restricted, unregistered common stock as payment for accrued interest in the amount of $12,500.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE I - STOCK OPTIONS

The Company granted various stock options to purchase shares of the Company's common stock at specified prices in 1998 and 1997 as compensation for services. The options generally expire one year from the date of the grant and become exercisable immediately. At December 31, 1998 and 1997, a total of 840,333 and 200,000 options were outstanding, respectively. The following table lists the status of the various option and warrant programs in effect at December 31, 1998 and 1997, respectively:


                              Balance at         Granted        Exercised         Balance at        Exercise price
Program                    December 31, 1996   during 1997     during 1997     December 31, 1997      per share
-------                    -----------------   -----------     -----------     -----------------    --------------
1997 Consultant options                --        200,000              --           200,000          $0.25 - $0.50
                              ===========        =======        ========           =======          =============


Weighted average price of outstanding options at December 31, 1997: $0.38 per share


                                                         Expired or
                                      Balance at          Granted          Exercised          Balance at          Exercise price
Program                           December 31, 1997     during 1998       during 1998      December 31, 1998         per share
-------                           -----------------     -----------       -----------      -----------------      --------------
1997 Consultant options                200,000                 --           (200,000)                 --                     N/A
1998 Consultant options                     --             50,000                 --              50,000           $        0.35
1998 Stock sale options                     --            800,333            (10,000)            799,333           $0.04 - $0.50
                                       -------           --------           --------            --------           -------------

Totals at December 31, 1998            200,000            850,333           (210,000)            840,333           $0.25 - $0.50
                                       =======           ========           ========            ========           =============


Weighted average price of outstanding options at December 31, 1998: $0.22 per share

As of July 14, 1999, the Company had the following outstanding options. Additionally, none of the options issued and outstanding as of July 14, 1999 and/or December 31, 1998 had been exercised by the option holders.


                      Expiring as of      Options outstanding
                      --------------      -------------------
                      July 31, 1999             83,333
                     August 31, 1999           350,000
                     August 31, 2000            50,000
                                               -------
                                               483,333
                                               =======


Had compensation cost for options granted in 1998 and 1997, respectively, been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially higher than the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at December 31, 1998 and 1997, respectively.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE J - COMMITMENTS

Operating leases

The Company leases office facilities and equipment under noncancellable operating leases which expire at various dates through May 2003. The office facility agreements generally require the payment of utilities, real estate taxes, insurance and repairs. The accompanying financial statements include rent expense for operating leases of approximately $47,415 and $48,689, as a component of general and administrative expenses, for the year ended December 31, 1998 and 1997, respectively. Future minimum lease payments due under noncancellable leases as of December 31, 1998 are as follows:


                     Year ending
                     December 31,         Amount
                     ------------       ---------
                        1999            $  72,571
                        2000               83,368
                        2001               81,404
                        2002                3,404
                        2003                1,418
                                        ---------
                       Totals           $ 242,165
                                        =========


Marketing and consulting contracts

In December 1998, the Company entered into an agreement with an independent consultant to provide various business development services. The terms of this agreement require the payment of an aggregate 250,000 shares of common stock, on dates prescribed in the agreement, and the granting of 50,000 options to purchase 50,000 shares of common stock at a price of not more than $0.35 per share, commencing on August 5, 1999 and expiring on August 5, 2000. As of December 31, 1998, no shares have been issued pursuant to this agreement.

In July 1997, the Company entered into two agreements with independent consultants to establish marketing and distribution systems for the Company's board game and telecommunication products. The terms of the agreements provide for compensation through the issuance of 225,000 shares of the Company's common stock, the granting of 200,000 options to acquire 200,000 shares of the Company's common stock at exercise prices ranging from $0.25 to $0.50 per share, and the reimbursement for approved travel expenses incurred on the Company's behalf. Under one of the agreements, the consultant is entitled to receive a 5.0% commission on revenues received from corporate sponsors through the direct efforts of the consultant. As of December 31, 1997, the Company has issued 50,000 shares of common stock valued at $0.10 per share and 50,000 valued at $0.09 per share as compensation on these contracts. Further, as of December 31, 1998 and 1997, respectively, no options were exercised and all issued options have expired and no commissions have been paid related to any Company products.

In July 1997, the Company entered into an agreement an independent consultant to establish and implement a distribution system for the Company's board game and telecommunication products in the Southeastern United States. The terms of the agreement provide for compensation through the issuance of 125,000 shares of the Company's common stock. The agreement may be terminated at any time by either the consultant or the Company. As of December 31, 1997, the Company has issued two blocks of 50,000 shares of the Company's common stock, valued at $0.10 and $0.09 per share, respectively.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE J - COMMITMENTS - CONTINUED

Marketing and consulting contracts - continued

In May 1997, the Company entered into an agreement with an independent consultant to provide advisory and marketing services for the Company. The terms of the agreement provide for compensation through the issuance of 100,000 shares of the Company's common stock, a 5.0% commission on gross sales to the consultant which do not require payment of additional commissions to other third party sales representatives, a 1.5% commission on sales which do require the payment of additional commissions to other third party sales representatives and a $1,500 per month advance against future commissions. This agreement may be terminated at any time by either the consultant or the Company. As of December 31, 1997, the Company had issued the required 100,000 shares of common stock in two blocks of 50,000 shares each, valued at $0.10 and $0.09 per share each.

In February 1997, the Company entered into an agreement with an individual to serve as an advisory director and provide various business advisory services. The agreement is for a period of two (2) years and provides for compensation through the issuance of 100,000 shares of the Company's common stock. As of December 31, 1997, 100,000 shares of common stock, valued at $0.10 per share, had been issued pursuant to this agreement.

In January 1996, the Company entered into an agreement with an independent consultant for the design and maintenance of an Internet web site and other Internet-related consulting services. The contract provides for compensation through the issuance of 150,000 shares of the Company's common stock. At December 31, 1997, the Company has issued 87,500 and 37,500 shares of the Company's common stock at $0.10 and $0.09 per share, respectively.

Product development contracts

In May 1997, the Company entered into an agreement with an independent consultant to develop an electronic version of its board game, "Black Americans of Achievement". The terms of this agreement provide for compensation through the payment of $10,500 in cash and the issuance of 50,000 shares of the Company's common stock. As of December 31, 1997, the Company had paid the $10,500 in cash and issued the 50,000 shares of common stock, valued at $0.07 per share. As of December 31, 1997, the Company had canceled work on this project.

In September 1997, the Company entered into an agreement with a multimedia company (Developer) to develop a new version of the Company's board game, "Black Americans of Achievement", and a CD-ROM version of the revised game (Games). The terms of this agreement provide for compensation through the payment of an advance royalty of $50,000, in stages as defined in this agreement, through November 1997. This agreement provides for the Company to pay the Developer a royalty of $1.00 per Game sold or 12.5% of gross related product sales, whichever is greater, in excess of the $50,000 advance royalty payment. The Developer is not entitled to any royalty payments on free or promotional copies of the Games distributed by the Company. As of December 31, 1997, no amounts, including the advance royalty, had been paid and further development of these projects had been suspended by the Company.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE J - COMMITMENTS - CONTINUED

Telephone services contracts

In October 1997, the Company entered into a three (3) year dealer agreement with a long distance phone and telecommunications service provider (Provider) whereby the Company will offer the Provider's telecommunications services to third party customers. The terms of this agreement provide for the Company to receive a 25.0% commission on services sold by the Company, subject to change with sixty day written notice from the Provider to the Company. After one year, the provider may terminate this agreement if the Company has not submitted any new orders within the previous six-month period, provided that the Company has not billed at least $25,000 for three consecutive months. The Company has not generated any revenues under the terms and conditions of this agreement.

Call center contracts

In August 1997, the Company entered into an agreement with a telecommunications company to design, develop, set-up and managing a completely functioning teleservice center (Call Center) for the Company. This agreement is for a period of three (3) years, beginning August 22, 1997. The Company is required to pay $50,000 in advance for services and work to be performed plus travel advances for expenses to be incurred on behalf of the Company. This agreement requires additional compensation through the issuance of 3,000,000 shares of the Company's unregistered, restricted common stock as follows: 1,000,000 shares upon submission of a business plan for the initial Call Center; 1,000,000 shares upon delivery of a completely functioning Call Center; and 1,000,000 shares upon delivery of a purchase order for telemarketing services representing collectable revenue of at least $2,400,000. Further, the Company will issue an additional 1,000,000 shares of unregistered, restricted common stock upon the opening of a second Call Center and an additional 1,000,000 shares of unregistered, restricted common stock when the second Call Center earns an annual gross revenue of $900,000. The telecommunications company will also provide ongoing management on the Call Center for $20,000 per month plus 10.0% of the gross telemarketing billings. Additionally, this agreement requires future issuances of common stock and warrants to purchase common stock in amounts and at prices to be mutually agreed upon at a future date not specified in this agreement. In the event that the telecommunications company fails to provide an initial Call Center, all rights to common stock pursuant to this agreement shall be forfeited. As of July 14, 1999, performance on this agreement had not begun, and, accordingly, no common stock has been issued nor had any required payments been made.

Financial services contracts

In March 1999, the Company formalized an agreement with an entity to provide capital development services. The contractor is to raise approximately $1,000,000 through the sale of equity securities to new and existing investors. For these services, the Company is obligated to pay the contractor 7,000,000 shares of common stock and a sum of money equal to 5.0% of the gross money received. This agreement is for a period of five (5) years from January 1997.

In March 1998, the Company entered into an underwriting contract with a brokerage firm whereby the brokerage firm was to use its best efforts in raising approximately $600,000 for the Company through a Private Placement Memorandum. The funds were to be raised through the sale of Units, consisting of 100,000 shares of common stock, 100,000 Class A Warrants and 100,000 Class B Warrants, at a price of $25,000 per Unit. Pursuant to the terms of the Agreement, these efforts were not completed by May 15, 1998 and the Agreement terminated with no further obligation to the Company.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE K - SIGNIFICANT CUSTOMERS

For the year ended December 31, 1997, the Company had one customer representing gross sales of approximately 79.9%, or approximately $15,000, of total reported gross sales of approximately $18,800. The Company had no reported gross revenues for the year ended December 31, 1998.


NOTE L - EARNINGS (LOSS) PER SHARE

The following reconciles amounts reported in the accompanying financial statements for the years ended December 31, 1998 and 1997, respectively:


                                                                         Income (Loss)         Shares          Per share
                                                                         (numerator)        (denominator)       amount
                                                                         -------------      -------------      ---------
Year ended December 31, 1998 - Basic
    Net income (loss)                                                    $     16,466
    Less: Class A Preferred Stock dividends                                        --
                                                                         ------------
       Net income available to common shareholders                       $     16,466        36,287,379            nil
                                                                         ============        ==========          =====

Year ended December 31, 1998 - Diluted
    Net income available to common shareholders                               $16,466
    Add: Class A Preferred Stock dividends                                         --
                                                                         ------------
       Effect of assumed conversions/redemptions                         $     16,466
                                                                         ============

    Weighted-average shares issued and outstanding                                           36,287,379
    Plus: Incremental shares from assumed conversions
       Options                                                                                2,125,000
                                                                                             ----------

    Adjusted weighted-average shares issued and outstanding                                  38,437,379            nil
                                                                                             ==========

Year ended December 31, 1997 - Basic
    Net income (loss)                                                    $   (882,679 )
    Less: Preferred Stock dividends                                                --
                                                                         ------------
       Net income available to common shareholders                       $   (882,679 )      21,435,392         $(0.04)
                                                                         ============        ==========         ======

Year ended December 31, 1997 - Diluted
    Net income available to common shareholders                          $   (882,679 )
    Add: Preferred Stock dividends                                                 --
                                                                         ------------
       Effect of assumed conversions/redemptions                         $   (882,679 )
                                                                         ============

    Weighted-average shares issued and outstanding                                           21,435,392
                                                                                             ----------
    Plus: Incremental shares from assumed conversions
       Options                                                                                       --
                                                                                             ----------
       Dilutive potential common shares                                                              --
                                                                                             ----------

    Adjusted weighted-average shares issued and outstanding                                  21,435,392            nil
                                                                                             ==========          =====

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE M - SUBSEQUENT EVENTS

During the period from January 1, 1999 through July 14, 1999, the Company has sold an aggregate 5,325,360 shares of common stock for gross proceeds of approximately $200,000.

During the period from January 1, 1999 through July 14, 1999, the Company has issued an aggregate 20,940,360 shares of common stock for various consulting services. These transactions were valued at approximately $838,000, or $0.04 per share, which approximates the fair market value of the shares given in payment and the value of the services.

On February 22, 1999, the Company received a financing commitment letter from the Atlanta Empowerment Zone Corporation for a development loan of approximately $3.5 million at an interest rate of 8.0% and a term of ten (10) years. As of July 14, 1999, the loan, and related documentation, has not been executed or funded.

On September 3, 1998, the Company was approved by the Upper Manhattan Empowerment Zone Development Corporation for a development loan of approximately $800,000. As of July 14, 1999, the loan, and related documentation, has not been executed or funded