Form 10QSB
period 1999-03-31
BAOA INC
filed 1999-08-12
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        For Quarter ended March 31, 1999
                         Commission File Number 0-25416

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

As of March 31, 1999, the registrant had 44,991,295 shares of common stock, $.001 par value, issued and outstanding.

PART 1     FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                    March 31       March 31
                                      1999           1998
ASSETS

CURRENT ASSETS

     CASH                             1,374          4,761
     ACCOUNTS RECEIVABLE                  0          6,540
     DUE FROM SHAREHOLDERS                0          5,000
     EMPLOYEE ADVANCES                    0            200
                                    ----------------------

TOTAL CURRENT ASSETS                  1,374         16,501

FIXED ASSETS

     FURNITURE AND EQUIPMENT         51,781         47,367
     LESS DEPRECIATION              -41,803        -34,186
                                    ----------------------

NET FIXED ASSETS                      9,978         13,181

OTHER ASSETS

     DEPOSITS                        12,961         88,014
     INVESTMENTS                    101,404              0
     ORGANIZATION COSTS              20,000         20,000
     LESS AMORTIZATION              -20,000        -18,462
                                    ----------------------

TOTAL OTHER ASSETS                  114,365         89,552
                                    ----------------------

TOTAL ASSETS                        125,717        119,234
                                    ======================




                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                                       March 31        March 31
                                                         1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                                   94,777           93,168
     DEPOSITS                                           84,000           72,500
     ACCRUED INCOME TAXES                                3,563            1,263
     NOTES PAYABLE                                     102,700                0
     NOTES PAYABLE - SHAREHOLDERS                        6,000                0
     ACCRUED ROYALTIES                                  55,103           55,103
                                                    ---------------------------

TOTAL CURRENT LIABILITIES                              346,143          222,034

LONG TERM LIABILITIES

     CONTRACTS PAYABLE                                       0          130,325
     ACCRUED LIABILITIES                                10,557          166,028
     NOTES PAYABLE                                           0          196,500
     NOTES PAYABLE - SHAREHOLDERS                            0          598,626
                                                    ---------------------------

TOTAL LONG TERM LIABILITIES                             10,557        1,091,479
                                                    ---------------------------
TOTAL LIABILITIES                                      356,700        1,313,513

STOCKHOLDERS' EQUITY

     PREFERRED STOCK - $.001 PAR                             0                0
     10,000,000 SHARES AUTHORIZED,
     NONE  ISSUED
     COMMON STOCK - $.001 PAR                           44,991           33,851
     90,000,000 SHARES AUTHORIZED,
     44,991,295 AND 33,851,000 SHARES ISSUED,
     RESPECTIVELY

     ADDITIONAL PAID IN CAPITAL                      4,310,141        3,757,731

     BEGINNING RETAINED EARNINGS                    -4,538,589       -4,555,054
     NET INCOME (LOSS)                                 -47,526         -430,807

     ENDING RETAINED EARNINGS                       -4,586,115       -4,985,861
                                                    ---------------------------
TOTAL STOCKHOLDERS' EQUITY                            -230,983       -1,194,279
                                                    ---------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                      125,717          119,234
                                                    ===========================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA , INC.
                                INCOME STATEMENT
                                    UNAUDITED


                                                         March 31           March 31
                                                           1999               1998
REVENUE

  SALES                                                        0                 0
                                                      ----------------------------

TOTAL REVENUE                                                  0                 0

COST OF SALES                                                  0                 0
                                                      ----------------------------

GROSS PROFIT (LOSS)                                            0                 0

OPERATING EXPENSES

  SALARIES & WAGES                                             0             3,444
  SALES & MARKETING                                       15,840           353,555
  CONSULTING & OUTSIDE SERVICES                            8,485            17,786
  TRAVEL                                                   6,615             5,266
  LEGAL & ACCOUNTING                                         400             3,782
  GENERAL & ADMINISTRATIVE                                14,692            29,224
  AMORTIZATION                                                 0               462
  DEPRECIATION                                             1,373             2,009
                                                      ----------------------------
TOTAL OPERATING EXPENSES                                  47,405           415,528


                                                      ----------------------------
INCOME (LOSS) FROM OPERATIONS                            -47,405          -415,528

OTHER INCOME & EXPENSE

     INTEREST EXPENSE                                       -121           -15,015
     PENALTIES                                                 0              -264
                                                      ----------------------------

TOTAL OTHER INCOME & EXPENSE                                -121           -15,279

INCOME (LOSS) BEFORE TAXES                               -47,526          -430,807

PROVISION FOR TAXES                                            0                 0
                                                      ----------------------------
NET INCOME (LOSS)                                        -47,526          -430,807
                                                      ============================

Income (Loss) per weighted-average share of common
stock outstanding, computed on net loss                      nil             -0.01
                                                      ============================

Weighted-average number of shares of common stock
outstanding                                           36,287,379        33,330,640
                                                      ============================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                            STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                       1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                   -47,526        -430,807

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                           1,373          2,471
  (INCREASE) DECREASE IN ACCTS RECEIVABLE                   0
  (INCREASE) DECREASE IN DUE FROM SHAREHOLDERS              0         -5,000
  (INCREASE) DECREASE IN FIXED ASSETS                  -2,255
  (INCREASE) DECREASE IN INVESTMENTS                   -7,187              1
  (INCREASE) DECREASE IN DEPOSITS ASSETS              -10,703        -83,757
  INCREASE (DECREASE) IN DEPOSITS LIABILITY            84,000         67,500
  INCREASE (DECREASE) IN CASH OVERDRAFT                  -672              0
  INCREASE (DECREASE) IN ACCTS PAYABLE                -15,776         17,843
  INCREASE (DECREASE) IN SALES TAX PAYABLE                  0             -7
  INCREASE (DECREASE) IN INCOME TAX PAYABLE                 0            463
  INCREASE (DECREASE) IN ACCRUED LIAB                     120         14,816
  PAYMENTS FOR SERVICES BY COMMON STOCK                     0        336,825

                                                      ----------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                1,374        -79,652


CASH FLOWS FROM FINANCING ACTIVITIES

  INCREASE (DECREASE) IN NOTES PAYABLE                      0         68,000
  COMMON STOCK PURCHASES                                    0         15,000

                                                      ----------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    0         83,000


NET INCREASE (DECREASE) IN CASH                         1,374          3,348

CASH AT BEGINNING OF PERIOD                                 0          1,413

CASH AT END OF PERIOD                                   1,374          4,761



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 1999 and 1998, and the results of operations for the three months ended March 31, 1999 and 1998 and changes in cash for the three months ended March 31, 1999 and 1998.


2.        INTERIM REPORTING

The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.


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

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 1999 and 1998.

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

Material changes in financial condition:

As of March 31,1999: the Company had $1,374 cash on hand and in the bank. The primary source of cash and financing for the Company for the three months then ended was $84,000 from deposits for the purchase of common stock. The primary uses of cash during that period were $46,032 to finance the Company's operations, $15,776 to pay down accounts payable, $17,890 for deposits and investments, and $2,255 to purchase fixed assets. The Company currently maintains a positive cash balance through sales of common stock.


Material changes in the results of operations:

As the Company had no revenues for the three months ended March 31, 1999 and 1998, losses were primarily from operating expenses of approximately $46,000 for the three months ended March 31, 1999, and from operating expenses of approximately $76,000 for the three months ended March 31, 1998. The remaining costs and expenses reported for the three months ended March 31, 1998 were primarily non-cash accruals.

Material changes in business products and services:

The Company has customer contracts to provide telemarketing services commencing with the opening of its planned call centers in Atlanta, Georgia and New York. The Cities of Atlanta, Georgia and New York have each issued final site and financial assistance approvals to BAOA for its call center locations. The BAOA Atlanta Call Center will be a leading distributor of products and services through direct-to-consumer telemarketing for corporate clients and for BAOA's own line of future products.

BAOA has formed a business alliance with a major telemarketing management and call center operating company, MKT Communications Corp., to assist BAOA in marketing and managing its call center. Management anticipates opening a call center in Atlanta, Georgia in the third quarter of 1999, and a second call center in New York in the first quarter of 2000.

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

BAOA has secured a centrally located building in downtown Atlanta for its call center business. With over 40,000 square feet available, BAOA intends to operate its call center and sublease facilities for job training, day care, and after school youth development centers. These additional centers combined with planned commercial ventures such as food and other service outlets should enable BAOA to dramatically improve the quality of life and the economic conditions in the surrounding neighborhood. The intent is for BAOA to greatly benefit the people in the neighborhood empowerment zone through its role as a major employer and neighborhood developer, while generating a reasonable return for its investors.

PART II OTHER INFORMATION

ITEM 1:        Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                      a) Exhibit # 27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1999



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..


                                       BAOA, INC.



        Date:  July 16, 1999        /s/ PETER VAN BRUNT
                                    --------------------------------------------
                                    Peter Van Brunt,
                                    President, Principal Executive Officer,
                                    Director

        Dated: July 16, 1999        /s/ STEVEN R. WRIGHT
                                    --------------------------------------------
                                    Steven R. Wright,
                                    Treasurer and Principal Financial Officer