Form 10QSB
period 1999-06-30
BAOA INC
filed 1999-08-18
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Quarter ended June 30, 1999
                         Commission File Number 0-25416

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

As of June 30, 1999, the registrant had 63,172,013 shares of common stock, $.001 par value, issued and outstanding.

PART 1   FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                                        June 30         June 30
                                                          1999            1998

ASSETS

CURRENT ASSETS

     CASH                                                  7,726           1,958
     ACCOUNTS RECEIVABLE                                       0           6,540
     DUE FROM SHAREHOLDERS                                     0           5,000
     EMPLOYEE ADVANCES                                         0             200
                                                        ------------------------

TOTAL CURRENT ASSETS                                       7,726          13,698

FIXED ASSETS

     FURNITURE AND EQUIPMENT                              51,781          49,525
     LESS DEPRECIATION                                   -43,196         -36,226
                                                        ------------------------

NET FIXED ASSETS                                           8,585          13,299

OTHER ASSETS

     DEPOSITS                                             12,960          82,014
     INVESTMENTS                                         103,784          13,320
     ORGANIZATION COSTS                                   20,000          20,000
     LESS AMORTIZATION                                   -20,000         -18,923
                                                        ------------------------

TOTAL OTHER ASSETS                                       116,744          96,411


                                                        ------------------------
TOTAL ASSETS                                             133,055         123,408
                                                        ========================



                       SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED

                                                        June 30          June 30
                                                          1999             1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     DEPOSITS                                              39,000          229,000
     ACCOUNTS PAYABLE                                     113,699          100,124
     SALARIES & WAGES PAYABLE                                   0            1,426
     PAYROLL TAXES PAYABLE                                      0              168
     ACCRUED INCOME TAXES                                   4,363            2,063
     NOTES PAYABLE                                        102,700                0
     NOTES PAYABLE - SHAREHOLDERS                           6,000                0
     ACCRUED ROYALTIES                                     54,555           55,103
                                                       ---------------------------

TOTAL CURRENT LIABILITIES                                 320,317          387,884

LONG TERM LIABILITIES

     CONTRACTS PAYABLE                                          0          130,325
     ACCRUED LIABILITIES                                   10,677          180,790
     NOTE PAYABLE                                               0          196,500
     NOTES PAYABLE - SHAREHOLDERS                               0          598,625

                                                       ---------------------------
TOTAL LONG TERM LIABILITIES                                10,677        1,106,240

                                                       ---------------------------
TOTAL LIABILITIES                                         330,994        1,494,124

STOCKHOLDERS' EQUITY

     PREFERRED STOCK - $.001 PAR,                               0                0
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED
     COMMON STOCK - $.001 PAR,                             63,172           33,851
     90,000,000 SHARES AUTHORIZED,
     63,172,013 AND 33,851,000 SHARES ISSUED
     RESPECTIVELY

     ADDITIONAL PAID IN CAPITAL                         4,873,210        3,757,731

     BEGINNING RETAINED DEFICIT                        -4,538,589       -4,555,054
     NET INCOME (LOSS)                                   -595,732         -607,244

     ENDING RETAINED DEFICIT                           -5,134,321       -5,162,298

                                                       ---------------------------
TOTAL STOCKHOLDERS' EQUITY                               -197,939       -1,370,716

                                                       ---------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                         133,055          123,408
                                                       ===========================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA , INC.
                                INCOME STATEMENT
                                    UNAUDITED

                                                                      June 30             June 30
                                                                        1999               1998
REVENUE

  SALES                                                                        0                  0
                                                                     ------------------------------

TOTAL REVENUE                                                                                     0

COST OF SALES                                                                  0                  0
                                                                     ------------------------------

GROSS PROFIT (LOSS)                                                            0                  0

OPERATING EXPENSES

  SALARIES & WAGES                                                             0              6,990
  SALES & MARKETING                                                      501,548            394,968
  CONSULTING & OUTSIDE SERVICES                                           30,281             46,660
  TRAVEL                                                                   7,603             42,911
  LEGAL & ACCOUNTING                                                      14,141              6,265
  GENERAL & ADMINISTRATIVE                                                38,352             74,637
  AMORTIZATION                                                                 0                923
  DEPRECIATION                                                             2,766              4,049

                                                                     ------------------------------
TOTAL OPERATING EXPENSES                                                 594,691            577,403


                                                                     ------------------------------
INCOME (LOSS) FROM OPERATIONS                                           -594,691           -577,403

OTHER INCOME & EXPENSE

     INTEREST EXPENSE                                                       -241            -29,777
     PENALTIES                                                                 0               -264
     RENTAL INCOME                                                             0              1,000
                                                                     ------------------------------

TOTAL OTHER INCOME & EXPENSE                                                -241            -29,041

INCOME (LOSS) BEFORE TAXES                                              -594,932           -606,444

PROVISION FOR TAXES                                                          800                800

                                                                     ------------------------------
NET INCOME (LOSS)                                                       -595,732           -607,244
                                                                     ==============================

Income (Loss) per weighted-average share of common
stock outstanding, computed on net loss                                      nil                nil
                                                                     ==============================

Weighted-average number of shares of common stock outstanding         56,267,226         32,409,154
                                                                     ==============================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                           1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                      -595,732        -607,244

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                               2,766           4,972
  (INCREASE) DECREASE IN DUE FROM SHAREHOLDERS                  0          -5,000
  (INCREASE) DECREASE IN FIXED ASSETS                      -2,255          -2,159
  (INCREASE) DECREASE IN INVESTMENTS                       -9,567         -13,319
  (INCREASE) DECREASE IN DEPOSITS ASSETS                  -10,703         -77,757
  INCREASE (DECREASE) IN DEPOSITS LIABILITY                39,000         224,000
  INCREASE (DECREASE) IN CASH OVERDRAFT                      -672               0
  INCREASE (DECREASE) IN ACCTS PAYABLE                      3,146          24,799
  INCREASE (DECREASE) IN SALARIES & WAGES PAYABLE               0           1,426
  INCREASE (DECREASE) IN PAYROLL TAXES PAYABLE                  0             168
  INCREASE (DECREASE) IN SALES TAX PAYABLE                      0              -7
  INCREASE (DECREASE) IN INCOME TAX PAYABLE                   800           1,263
  INCREASE (DECREASE) IN ACCRUED ROYALTIES                   -548               0
  INCREASE (DECREASE) IN ACCRUED LIAB                         241          29,578
  PAYMENTS FOR SERVICES BY COMMON STOCK                   479,750         336,825

                                                         ------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                  -93,774         -82,455


CASH FLOWS FROM FINANCING ACTIVITIES

  INCREASE (DECREASE) IN NOTES PAYABLE                          0          68,000
  COMMON STOCK PURCHASES                                  101,500          15,000

                                                         ------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                  101,500          83,000


NET INCREASE (DECREASE) IN CASH                             7,726             545

CASH AT BEGINNING OF PERIOD                                     0           1,413

CASH AT END OF PERIOD                                       7,726           1,958



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.      Management's Opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 1999 and 1998, and the results of operations for the six months ended June 30, 1999 and 1998 and changes in cash for the six months ended June 30, 1999 and 1998.


2.      Interim Reporting

The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.


3.      Organization and Summary of Significant Accounting Policies

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

5.      Cash and Equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 1999 and 1998.

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

Material changes in financial condition:

As of June 30,1999: the Company had $7,726 cash on hand and in the bank. The primary source of cash and financing for the Company for the six months then ended was $140,500 from sales of common stock and deposits for the purchase of common stock. The primary uses of cash during that period were $109,300 to finance the company's operations, $20,300 for deposits and investments, and $2,300 to purchase fixed assets. The Company currently maintains a positive cash balance through sales of common stock.


Material changes in the results of operations:

As the Company had no revenues for the six months ended June 30, 1999 and 1998, losses were primarily from operating expenses of approximately $109,000 for the six months ended June 30, 1999, and from operating expenses of approximately $236,000 for the six months ended June 30, 1998. The remaining costs and expenses reported for the six months ended June 30, 1999 and 1998 were primarily the non-cash issuance of stock for services.

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

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                      a)   Exhibit # 27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BAOA, INC.



  Date:  August 16, 1999                /s/ Peter Van Brunt
                                        ----------------------------------------
                                        Peter Van Brunt,
                                        President, Principal Executive Officer,
                                        Director