Form 10QSB
period 1999-09-30
BAOA INC
filed 1999-11-12
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For Quarter ended September 30, 1999
                         Commission File Number 0-25416

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

                     555 Whitehall, Atlanta, Georgia 30381
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

            (404) 222-0760                         FAX
            --------------                         ------------------
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

As of September 30, 1999, the registrant had 63,172,013 shares of common stock, $.001 par value, issued and outstanding.

PART 1   FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                                  September 30      September 30
                                                      1999              1998
                                                  ------------      ------------
ASSETS

CURRENT ASSETS

     CASH                                                 99               378
     ACCOUNTS RECEIVABLE                                   0             6,540
     DUE FROM SHAREHOLDERS                                 0            10,000

TOTAL CURRENT ASSETS                                      99            16,918

FIXED ASSETS

     FURNITURE AND EQUIPMENT                          51,781            49,525
     LESS DEPRECIATION                               -44,588           -38,328
                                                     -------------------------

NET FIXED ASSETS                                       7,193            11,197

OTHER ASSETS

     DEPOSITS                                         12,960             4,258
     INVESTMENTS                                     108,544            93,457
     ORGANIZATION COSTS                               20,000            20,000
     LESS AMORTIZATION                               -20,000           -19,385
                                                     -------------------------

TOTAL OTHER ASSETS                                   121,504            98,330


                                                     -------------------------
TOTAL ASSETS                                         128,796           126,445
                                                     =========================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                                  BALANCE SHEET
                                    UNAUDITED

                                                    September 30    September 30
                                                        1999            1998
                                                    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     DEPOSITS                                            66,500          97,050
     ACCOUNTS PAYABLE                                   100,642         101,589
     PAYROLL TAXES PAYABLE                                    0              41
     ACCRUED INCOME TAXES                                 4,363           2,063
     ACCRUED ROYALTIES                                   54,555          55,103
                                                      -------------------------

TOTAL CURRENT LIABILITIES                               226,060         255,846

LONG TERM LIABILITIES

     CONTRACTS PAYABLE                                        0         130,325
     ACCRUED LIABILITIES                                 10,798         195,553
     NOTES PAYABLE                                      134,500         196,500
     NOTES PAYABLE - SHAREHOLDERS                         6,000         598,625

                                                      -------------------------
TOTAL LONG TERM LIABILITIES                             151,298       1,121,003

                                                      -------------------------
TOTAL LIABILITIES                                       377,358       1,376,849

STOCKHOLDERS' EQUITY

     PREFERRED STOCK - $.001 PAR,                             0               0
     10,000,000 SHARES AUTHORIZED,
     NONE ISSUED
     COMMON STOCK - $.001 PAR,                           63,172          39,015
     90,000,000 SHARES AUTHORIZED,
     63,172,013 AND 39,014,462 SHARES ISSUED
     RESPECTIVELY

     ADDITIONAL PAID IN CAPITAL                       4,873,210       4,030,068

     BEGINNING RETAINED DEFICIT                      -4,538,589      -4,555,054
     NET INCOME (LOSS)                                 -646,355        -764,433

     ENDING RETAINED DEFICIT                         -5,184,944      -5,319,487

                                                      -------------------------
TOTAL STOCKHOLDERS' EQUITY                             -248,562      -1,250,404

                                                      -------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                       128,796         126,445
                                                      =========================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA , INC.
                                INCOME STATEMENT
                                    UNAUDITED

                                                       September 30    September 30
                                                           1999            1998
                                                       ------------    ------------
REVENUE

  SALES                                                          0               0
                                                        --------------------------

TOTAL REVENUE                                                    0

COST OF SALES                                                    0               0
                                                        --------------------------

GROSS PROFIT (LOSS)                                              0               0

OPERATING EXPENSES

  SALARIES & WAGES                                               0           9,677
  SALES & MARKETING                                        504,923         454,938
  CONSULTING & OUTSIDE SERVICES                             40,998          58,085
  TRAVEL                                                     9,603          63,065
  LEGAL & ACCOUNTING                                        21,891          10,984
  GENERAL & ADMINISTRATIVE                                  63,620         105,545
  AMORTIZATION                                                   0           1,385
  DEPRECIATION                                               4,158           6,151

                                                        --------------------------
TOTAL OPERATING EXPENSES                                   645,193         709,830


                                                        --------------------------
INCOME (LOSS) FROM OPERATIONS                             -645,193        -709,830

OTHER INCOME & EXPENSE

     INTEREST EXPENSE                                         -362         -54,539
     PENALTIES                                                   0            -264
     RENTAL INCOME                                               0           1,000
                                                        --------------------------

TOTAL OTHER INCOME & EXPENSE                                  -362         -53,803

INCOME (LOSS) BEFORE TAXES                                -645,555        -763,633

PROVISION FOR TAXES                                            800             800

                                                        --------------------------
NET INCOME (LOSS)                                         -646,355        -764,433
                                                        ==========================

Income (Loss) per weighted-average share of common
stock outstanding, computed on net loss                        nil             nil
                                                        ==========================

Weighted-average number of shares of common stock
outstanding                                             53,905,435      34,606,598
                                                        ==========================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                   BAOA, INC.
                            STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           1999           1998
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                      -646,355       -764,433

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                              4,158          7,536
  (INCREASE) DECREASE IN DUE FROM SHAREHOLDERS                 0        -10,000
  (INCREASE) DECREASE IN EMPLOYEE ADVANCES                     0            200
  (INCREASE) DECREASE IN FIXED ASSETS                     -2,255         -2,159
  (INCREASE) DECREASE IN INVESTMENTS                     -14,327        -93,457
  (INCREASE) DECREASE IN DEPOSITS ASSETS                 -10,703              0
  INCREASE (DECREASE) IN DEPOSITS LIABILITY               66,500         92,050
  INCREASE (DECREASE) IN CASH OVERDRAFT                     -672              0
  INCREASE (DECREASE) IN ACCTS PAYABLE                    -9,911         26,265
  INCREASE (DECREASE) IN SALARIES & WAGES PAYABLE              0              0
  INCREASE (DECREASE) IN PAYROLL TAXES PAYABLE                 0             41
  INCREASE (DECREASE) IN SALES TAX PAYABLE                     0             -7
  INCREASE (DECREASE) IN INCOME TAX PAYABLE                  800          1,263
  INCREASE (DECREASE) IN ACCRUED ROYALTIES                  -548              0
  INCREASE (DECREASE) IN ACCRUED LIAB                        362         44,341
  PAYMENTS FOR SERVICES BY COMMON STOCK                  479,750        399,325
  PAYMENTS FOR INTEREST BY COMMON STOCK                        0         10,000

                                                         ----------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 -133,201      -289,035


CASH FLOWS FROM FINANCING ACTIVITIES

  INCREASE (DECREASE) IN NOTES PAYABLE                    31,800         68,000
  COMMON STOCK PURCHASES                                 101,500        220,000

                                                         ----------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                 133,300        288,000


NET INCREASE (DECREASE) IN CASH                               99         -1,035

CASH AT BEGINNING OF PERIOD                                    0          1,413

CASH AT END OF PERIOD                                         99            378



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.    Management's Opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 1999 and 1998, and the results of operations for the nine months ended September 30, 1999 and 1998 and changes in cash for the nine months ended September 30, 1999 and 1998.


2.    Interim Reporting

The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.


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

5.    Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 1999 and 1998.

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

Material changes in financial condition:

As of September 30,1999: the Company had $99 cash on hand and in the bank. The primary sources of cash and financing for the Company for the nine months then ended were $168,000 from sales of common stock and deposits for the purchase of common stock, and $31,800 from loans. The primary uses of cash during that period were $172,400 to finance the Company's operations, $25,000 for deposits and investments, and $2,300 to purchase fixed assets. The Company currently maintains a positive cash balance through sales of common stock.

Material changes in the results of operations:

As the Company had no revenues for the nine months ended September 30, 1999 and 1998, losses were primarily from operating expenses of approximately $161,000 for the nine months ended September 30, 1999, and from operating expenses of approximately $313,000 for the nine months ended September 30, 1998. The remaining costs and expenses reported for the nine months ended September 30, 1999 and 1998 were primarily the non-cash issuance of stock for services.

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

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                       a)   Exhibit # 27.1, "Financial Data Schedule"

                       b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999



                                   SIGNATURES

                                -----------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..


                                        BAOA, INC.



        Date:  November 11, 1999           /s/ Peter Van Brunt
                                        ----------------------------------------
                                        Peter Van Brunt,
                                        President, Principal Executive Officer,
                                        Director