Form 10KSB40
period 1999-12-31
BAOA INC
filed 2000-03-29
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 1999

                         Commission File Number 0-25416

                                   BAOA, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            CALIFORNIA                         33-0563989
       -------------------               -------------------------
     (State of Incorporation)       (I.R.S. Employer Identification No.)

                      555 Whitehall, Atlanta, Georgia 30381
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (404) 222-0760
                               ------------------
              (Registrant's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                                ----------------
                                (Title of Class)

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


               Yes    [X]                       No     [ ]


The issuer's had no revenues for the year ended December 31, 1999.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 1999 was $2,364,495.

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

Business of the Issuer

The Company is in the business of operating call centers. The call centers that will be operating in the United States will all be strategically located within the boundaries of federally designated empowerment zones.

The call centers will then be eligible to receive job training dollars, grants, loans and subsidies, as well as tax credits and energy credits. The main criteria for obtaining these incentives is creating jobs.

The Company anticipates employing 300 - 500 people in each particular city of operation. These jobs are attainable and they do not require higher education. Each person must go through a training program which is subsidized by the Government. These jobs will develop a transferrable skill in the Communications Industry that will make them employable for not just a job but a career.

The Company has received a commitment for debt financing from the Atlanta Empowerment Zone. The Company has also received a commitment from the Upper Manhattan Empowerment Zone for debt financing, subject to certain conditions. The Company is in the final stages of negotiations with the Figueroa Economic Development Council in Los Angeles and has begun discussions with the Miami Empowerment Zone.

The Company anticipates opening the Atlanta call center during the 2nd quarter of 2000, with the other call centers to open as finances dictate. During these periods of negotiations with the various Empowerment Zones, the Company has put a deal together with Jamaica Call

Centers Limited. This deal will allow the Company to open a call center in Montego Bay, Jamaica, and actually start operations in April of 2000. The labor cost and the lower turnover rate of employees will make locating in Jamaica highly attractive.

The Company has basically been in research and development stage for the last two years and is now poised to become a major player in the call center world.

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

Year 2000 Disclosure

During the last five years, almost all users of computers in public and business applications were made aware that time-sensitive software might cause their computer systems to recognize a date using "00" as the year 1900 rather than the year 2000. Computer users were concerned that this software date problem might result in system failures or miscalculations causing disruption of normal business activities, primarily in the first weeks of 2000.

The Company's business plan directs the purchase of computer equipment and software during the second half of 2000. The Company's Management has hands-on familiarity with all of the software that will be utilized in its business plan and has experienced no Year 2000 related systems problems as of the date of this filing. Management has discussed Year 2000 computer systems issues with proposed goods and services suppliers for the Company's business plan and they have confirmed their computer related systems are already Year 2000 compatible.

Therefore, Management has made no Year 2000 compliance plans, other than to plan purchases of computer systems and software which are already Year 2000 compatible. Management has no Year 2000 contingency plans and does not intend to prepare future contingency plans related to Year 2000 compliance worst case scenarios. Management reasonably anticipates that the Company will experience no adverse operational or cash flow effect from Year 2000 computer related software problems.

ITEM 2 DESCRIPTION OF PROPERTY

The Company has a lease on their office space located at 555 Whitehall Street, Atlanta, Georgia. The Company has an option to purchase this property subject to certain conditions.


ITEM 3 LEGAL PROCEEDINGS

The Company had no legal proceedings in 1999 and none are pending.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no such submissions, as the Company did not have a shareholders meeting during 1999.


                                     PART II


ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

General

The Company's common stock is traded on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is sponsored by the National Association of Securities Dealers (NASD). The Electronic Bulletin Board is a network of security dealers who buy and sell stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                    Low            High
1998
First Quarter                       .03            .18
Second Quarter                      .04            .28
Third Quarter                       .05            .18
Fourth Quarter                      .03            .11

                                    Low            High
1999
First Quarter                       .04            .06
Second Quarter                      .03            .15
Third Quarter                       .03            .06
Fourth Quarter                      .02            .05

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

As of December 31, 1999, there were approximately 695 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

As the Company advanced its business plan to open call centers in the Economic Empowerment Zones, the Company has maintained sufficient cash to sustain corporate operations through the sale of equity securities and direct advances from shareholders. During the next twelve months the Company's plans of operations include opening a call center in Montego Bay, Jamaica with Jamaica Call Centers Limited. The Company also plans on opening a call center during the 2nd quarter of 2000 in Atlanta, Georgia. The subsequent call centers to open will be opened as finances dictate.

The Company will face considerable risk in each of its business plan steps, such as difficulty of building site renovations within its budget, difficulty of completing its build-out within its timetable and budget, difficulty of hiring competent personnel within its budget and a lack of funding due to the Company's inability to raise capital in the Equity Securities Market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps and would instead delay all cash intensive activities. It should be noted that funds are in place for the Jamaica Call Center.


Results of  Operations

As of December 31, 1999, the Company had $4,755 cash on hand and in the bank. The primary sources of cash and financing for the Company for the year ended December 31, 1999 were $214,500 from issuance of stock and shareholders' loans to the Company of $106,500. The primary uses of cash during 1999 were $291,851 to finance the Company's operations, $21,467 for an option to purchase a building in the City of Atlanta for the Company's call center business, and $2,255 to purchase property and equipment. The Company had no full time employees during 1999.

Significant losses in 1999 were primarily due to managements decision to utilize operating funds to advance the Company's business plan of opening call centers inside Economic Empowerment Zones. Management believes the Company will achieve revenue and profit goals in 2000 through the operations of the Jamaica Call Center and the anticipated operations of the Atlanta Call Center.


ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company and related Notes which are included in this filing have been examined by S.W. Hatfield, Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

                                   BAOA, INC.
                                AND SUBSIDIARIES

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1999 and 1998





                               S. W. HATFIELD, CPA
                          certified public accountants

                    Use our past to assist your future (sm)

                           BAOA, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-3

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
     as of December 31, 1999 and 1998                                      F-4

   Consolidated Statements of Operations and Comprehensive Income
     for the years ended December 31, 1999 and 1998                        F-5

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1999 and 1998                        F-6

   Consolidated Statements of Cash Flows
     for the years ended December 31, 1999 and 1998                        F-7

   Notes to Consolidated Financial Statements                              F-8

S. W. HATFIELD, CPA
certified public accountants

Member:  American Institute of Certified Public Accountants
            SEC Practice Section
            Information Technology Section
         Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
BAOA, Inc. and Subsidiaries

We have audited the consolidated balance sheets of BAOA, Inc. (a California corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAOA, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of its consolidated operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                            S. W. HATFIELD, CPA

Dallas, Texas
March 23, 2000


                    Use our past to assist your future (sm)

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                          F-3                         SWHCPA@aol.com

                           BAOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                     ASSETS

                                                                          1999                1998
                                                                       -----------         -----------
CURRENT ASSETS
   Cash and cash equivalents                                           $     4,755         $        --
                                                                       -----------         -----------
     TOTAL CURRENT ASSETS                                                    4,755                  --
                                                                       -----------         -----------
PROPERTY AND EQUIPMENT - AT COST
   Furniture                                                                14,402              14,402
   Equipment                                                                37,378              35,123
                                                                       -----------         -----------
                                                                            51,780              49,525
   Accumulated depreciation                                                (45,979)            (40,430)
                                                                       -----------         -----------
     NET PROPERTY AND EQUIPMENT                                              5,801               9,095
                                                                       -----------         -----------
OTHER ASSETS
   Option to acquire real property                                         115,684              94,217
   Organization costs, net of accumulated amortization
     of approximately $20,000 and $20,000, respectively                         --                  --
   Deposits and other assets                                                10,703               2,258
                                                                       -----------         -----------
     TOTAL OTHER ASSETS                                                    126,387              96,475
                                                                       -----------         -----------
TOTAL ASSETS                                                           $   136,943         $   105,570
                                                                       ===========         ===========
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Cash overdraft                                                      $        --         $       672
   Accounts payable                                                        103,762             110,553
   Accrued expenses                                                         54,555              55,103
   Advances and notes payable to affiliates and related parties                 --             108,700
   Interest payable to affiliates and related parties                       28,222              10,436
   Income taxes payable                                                      4,363               3,563
                                                                       -----------         -----------
     TOTAL CURRENT LIABILITIES                                             190,902             289,207
                                                                       -----------         -----------
LONG-TERM LIABILITIES
   Notes payable to affiliates and related parties                         208,200                  --
                                                                       -----------         -----------
     TOTAL LIABILITIES                                                     399,102             289,207
                                                                       -----------         -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value.  10,000,000 shares
     authorized.  None issued and outstanding                                   --                  --
   Common stock - $0.001 par value 90,000,000
     shares authorized. 76,082,015 and 45,191,295
     shares issued and outstanding, respectively                            76,082              45,191
   Additional paid-in capital                                            5,479,072           4,309,941
   Accumulated deficit                                                  (5,817,313)         (4,538,589)
                                                                       -----------         -----------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 (262,159)           (183,457)
                                                                       -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   136,943         $   105,570
                                                                       ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 1999 and 1998

                                                                        1999                1998
                                                                     -----------         ----------
REVENUES, NET                                                        $        --         $       --

COST OF SALES                                                                 --                 --
                                                                     -----------         ----------
GROSS PROFIT                                                                  --                 --

OPERATING EXPENSES
   Sales and marketing expenses                                           24,146              1,801
   Marketing and consulting fees to related parties                      919,613             65,768
   General and administrative expenses                                   224,548            889,052
   Bad debt expense                                                           --              6,140
   Depreciation                                                            5,549              8,253
   Amortization                                                               --              2,000
                                                                     -----------         ----------
     TOTAL OPERATING EXPENSES                                          1,173,856            973,014
                                                                     -----------         ----------

LOSS FROM OPERATIONS                                                  (1,173,856)          (973,014)

OTHER INCOME (EXPENSE)
   Interest expense                                                      (20,296)           128,078
   Other                                                                      --              2,750
   Compensation expense related
     to common stock sales at less
     than "fair value"                                                   (83,772)                --
   Forgiveness of debt                                                        --            859,452
                                                                     -----------         ----------
     TOTAL OTHER INCOME (EXPENSE)                                       (104,068)           990,279
                                                                     -----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                                     (1,277,924)            17,266

Federal and state income taxes                                              (800)              (800)
                                                                     -----------         ----------

NET INCOME (LOSS) BEFORE COMPREHENSIVE INCOME                         (1,278,724)            16,466

OTHER COMPREHENSIVE INCOME                                                    --                 --
                                                                     -----------         ----------

COMPREHENSIVE INCOME (LOSS)                                          $(1,278,724)        $   16,466
                                                                     ===========         ==========

Income (Loss) per weighted-average share of common
   stock outstanding, computed on net loss
   Basic                                                             $     (0.02)               nil
                                                                     ===========         ==========
   Diluted                                                           $     (0.02)               nil
                                                                     ===========         ==========
Weighted-average number of shares of common stock outstanding
   Basic                                                              61,114,785         36,287,379
                                                                     ===========         ==========
   Diluted                                                            61,114,785         38,437,379
                                                                     ===========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998

                                                 Common Stock              Additional
                                          -------------------------          paid-in          Accumulated
                                            Shares          Amount           capital            deficit              Total
                                          ----------        -------        ----------         -----------         -----------
BALANCES AT JANUARY 1, 1998               30,246,386        $30,246        $3,409,511         $(4,555,055)        $(1,115,298)

Sales of common stock, as reported         6,441,659          6,442           332,858                  --             339,300
  Correction of clerical error
  discovered during 1999                     200,000            200              (200)                 --                  --

Common stock issued for
  Consulting and other services            8,103,250          8,103           555,472                  --             563,575
  Payment of interest                        200,000            200            12,300                  --              12,500

Net income for the year                           --             --                --              16,466              16,466
                                          ----------        -------        ----------         -----------         -----------
BALANCES AT DECEMBER 31, 1998             45,191,295         45,191         4,309,941          (4,538,589)           (183,457)

Sales of common stock                      9,980,720          9,981           288,291                  --             298,272

Common stock issued for
  Consulting and other services           20,650,000         20,650           871,850                  --             892,500
  Payment of interest and
  retirement of note payable                 260,000            260             8,990                  --               9,250

Net loss for the year                             --             --                --          (1,278,724)         (1,278,724)
                                          ----------        -------        ----------         -----------         -----------
BALANCES AT DECEMBER 31, 1999             76,082,015        $76,082        $5,479,072         $(5,817,313)        $  (262,159)
                                          ==========        =======        ==========         ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998

                                                                     1999               1998
                                                                  -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the year                                 $(1,278,724)        $  16,466
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation and amortization                                   5,549            10,253
        Bad debt expense                                                   --             6,140
        Common stock issued for fees and services                     892,500           563,575
        Common stock issued for interest expense                        2,250            12,500
        Compensation expense related to common
          stock sales at less than "fair value"                        83,772                --
        Forgiveness of debt                                                --          (859,452)
        Forgiveness of accrued interest to related parties                 --          (140,776)
     (Increase) decrease in
        Accounts receivable                                                --               400
        Deposits and other assets                                      (8,445)              200
     Increase (decrease) in
        Accounts payable                                               (6,791)           37,228
        Accrued liabilities and other                                  17,238            (5,007)
        Income taxes payable                                              800             2,763
                                                                  -----------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                (291,851)         (355,710)
                                                                  -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (2,255)           (2,158)
   Cash paid for option to acquire real property                      (21,467)          (92,217)
                                                                  -----------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (23,722)          (94,375)
                                                                  -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash overdrafts                                (672)              672
   Proceeds from advances from related parties                        106,500           112,700
   Payments on advances from related parties                               --            (4,000)
   Proceeds from sale of common stock                                 214,500           339,300
                                                                  -----------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             320,328           448,672
                                                                  -----------         ---------
INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                          4,755            (1,413)

Cash and cash equivalents at beginning of year                             --             1,413
                                                                  -----------         ---------
Cash and cash equivalents at end of year                          $     4,755         $      --
                                                                  -----------         =========
SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid                                                  $       260         $     198
                                                                  ===========         =========
   Income taxes paid (refunded), net                              $        --         $    (463)
                                                                  ===========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

During 1997, BAOA redirected its efforts to the operation of telemarketing call centers located in Federally designated "Empowerment Zones" throughout the United States. BAOA has entered into a strategic alliance with MKT Communications Corp., a telemarketing and call center management entity, to assist the Company in marketing and managing its call centers. As of December 31, 1999, the Company has no call centers in operation and remains in negotiation for the opening of call centers in Atlanta, Georgia and New York City, New York.

In anticipation of opening the Atlanta center and others to be established, the Company has incorporated wholly- owned subsidiaries: Call Atlanta, Inc. and Call Harlem, Inc.

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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE B - GOING CONCERN UNCERTAINTY - CONTINUED

The Company has customer contracts to provide telemarketing services commencing with the opening of its two (2) planned call centers. The City of Atlanta, Georgia has issued final site and financial commitment approval for the Company's Atlanta Empowerment Zone call center. The City of New York City, New York has issued its final site and financial commitment approval for the Company's New York Empowerment Zone call center.

On February 22, 1999, the Company received a financing commitment letter from the Atlanta Empowerment Zone Corporation for a development loan of approximately $3.5 million at an interest rate of 8.0% and a term of ten (10) years. As of March 23, 2000, the loan, and related documentation, has been executed and the initial funding has been made.

On September 3, 1998, the Company was approved by the Upper Manhattan Empowerment Zone Development Corporation for a development loan of approximately $800,000. As of March 23, 2000, the loan, and related documentation, has not been executed or funded.

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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. Organization costs

        Organization costs are being amortized using the straight-line method over five years.

5. Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. At December 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

        As of December 31, 1999 and 1998, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2007.

6. Earnings (loss) per share

        Basic earnings (loss) per share is computed by dividing the net income
        (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

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

8. Advertising

        The Company expenses direct advertising and marketing costs as incurred. Advertising expenses of approximately $450 and $1,801 are included in the accompanying financial statements as a component of sales and marketing expense for the years ended December 31, 1999 and 1998, respectively.

9. Research and development

        The Company expenses research and development costs as incurred. Research and development costs of approximately $-0- and $41,949 are included in the accompanying financial statements as a component of general and administrative expenses for the year ended December 31, 1999 and 1998, respectively.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


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

During 1998, the Company, with advice of legal counsel, determined that no formal documents related to various notes and/or advances existed. Additionally, no demand for payment had been made within a time period specified in the Uniform Commercial Code from the inception of the advances through December 31, 1998. Accordingly, the Company, upon the advice of legal counsel, wrote off these advances as forgiveness of debt in the accompanying financial statements.

During 1999 and 1998, the Company has received additional loans from other related parties, who are also stockholders or entities controlled by stockholders of the Company. The loans bear interest at rates ranging from 5.0% to 30.0%. All notes are due on terms between two (2) years and three (3) years from the funding date of the respective loan advance.

The following summarizes these amounts as of December 31, 1999 and 1998:

                                 1999          1998
                               --------      --------
     Advances                  $     --      $108,700
     Notes                      208,200            --
                               --------      --------
                                208,200       108,700
     Interest                    28,222        10,436
                               --------      --------
                               $236,422      $119,136
                               ========      ========

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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE F- INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 1999 and 1998, respectively, are as follows:

                                      1999        1998
                                      ----        ----
                  Federal:
                      Current         $ --        $ --
                      Deferred          --          --
                                      ----        ----
                                      ----        ----
                                      ----        ----
                  State:
                      Current          800         800
                      Deferred          --          --
                                      ----        ----
                                       800         800
                                      ----        ----
                      Total           $800        $800
                                      ====        ====

As of December 31, 1999, the Company has a net operating loss carryforward of approximately $2,600,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007 for Federal purposes and 1999 for State purposes.

The Company's income tax expense for the years ended December 31, 1999 and 1998, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                      1999             1998
                                                                    ---------        -------
Statutory rate applied to earnings (loss) before income taxes       $(434,494)       $ 5,598

Increase (decrease) in income taxes resulting from:
  State income taxes                                                      800            800
  Other, including reserves for deferred tax asset                    434,494         (5,598)
                                                                    ---------        -------
    Income tax expense                                              $     800        $   800
                                                                    =========        =======

The Company's deferred tax asset as of December 31, 1999 and 1998, respectively, is as follows:

Net operating loss carryforwards        $ 2,614,000         $ 1,336,100
Valuation allowance                      (2,614,000)         (1,336,100)
                                        -----------         -----------
Net deferred tax asset                  $        --         $        --
                                        ===========         ===========

The valuation allowance estimate increased (decreased) by approximately $1,277,900 and $(5,600) for the years ended December 31, 1999 and 1998, respectively. Management is of the opinion that it's valuation estimate is reasonably possible of changing in future periods.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE G - CAPITAL STOCK TRANSACTIONS

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

Series A Convertible Preferred Stock

The Company's Board of Directors has designated 4,000,000 shares of its authorized preferred stock as "Series A Convertible Preferred Stock". As of December 31, 1999 and 1998, no shares have been issued by the Company. Each outstanding share of Class A Convertible Preferred Stock shall be converted, at the sole option of the holder, at any time into common stock at an initial conversion rate of one share of common stock for each share of preferred stock outstanding. The conversion rate will be adjusted for the effects of any future stock dividends, combinations or subdivisions of the Company's common stock which may occur subsequent to the issuance of the Preferred Stock. Holders of the Class A Convertible Preferred Stock shall also be entitled to receive, when declared by the Company's Board of Directors, dividends at par with holders of the Company's common stock had been converted into common stock as of the record date of the dividend.

In the event of liquidation, dissolution or winding up of the Company, the holders of Series A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution to the holders of common stock, $1.00 per share plus all declared and unpaid dividends on each issued and outstanding share.

Common stock issuances

During the years ended December 31, 1999 and 1998, respectively, the Company issued 20,650,000 and 8,103,250 shares of common stock in exchange for various marketing and consulting services. These transactions were valued at a cumulative approximate $892,500 and $563,575, respectively, which approximates the fair market value of the shares given in payment and the value of the services.

During the years ended December 31, 1999 and 1998, respectively, the Company sold an aggregate 9,980,720 and 6,441,659 shares of common stock to various unrelated third party investors for gross aggregate proceeds of approximately $214,500 and $339,300. The Company charged operations approximately $83,800 for differences between the estimated fair value of the stock sold during 1999 and the cash proceeds received by the Company. It is the intent of the Company to price the sale of restricted securities at or near the closing market price of the Company's securities. Differences may occur due to the timing of the receipt of funds on restricted securities sales and market fluctuations in the Company's quoted market prices. In conjunction with the sale of common stock during 1998, the Company granted a cumulative 800,333 options to purchase an additional 800,333 shares of restricted, unregistered common stock at prices ranging from $0.04 to $0.50 per share. During 1999, these options expired and no options were exercised and, accordingly, no shares of common stock were issued.

During the year ended December 31, 1999, the Company issued 260,000 shares of restricted, unregistered common stock in payment of a $7,000 note payable and $2,250 in accrued interest.

During the year ended December 31, 1998, the Company issued 200,000 shares of restricted, unregistered common stock as payment for accrued interest in the amount of $12,500.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE H - STOCK OPTIONS

The Company granted various stock options to purchase shares of the Company's common stock at specified prices in 1998 and 1997 as compensation for services. The options generally expire one year from the date of the grant and become exercisable immediately. At December 31, 1999 and 1998, a total of 50,000 and 840,333 options were outstanding, respectively. The following table lists the status of the various option and warrant programs in effect at December 31, 1999 and 1998, respectively:

                                                                 Expired or
                                  Balance at        Granted       Exercised      Balance at       Exercise price
       Program                December 31, 1997   during 1998    during 1998  December 31, 1998     per share
       -------                -----------------   -----------    -----------  -----------------   --------------
1997 Consultant options            200,000               --        (200,000)             --             N/A
1998 Consultant options                 --           50,000              --          50,000            $0.35
1998 Stock sale options                 --          800,333         (10,000)        799,333        $0.04 - $0.50
                                   -------          -------        --------         -------
Totals at December 31, 1998        200,000          850,333        (210,000)        840,333        $0.25 - $0.50
                                   =======          =======        ========         =======

Weighted average price of outstanding options at December 31, 1998: $0.22 per share.

                                                                 Expired or
                                  Balance at        Granted       Exercised      Balance at       Exercise price
       Program                December 31, 1998   during 1999    during 1999  December 31, 1999     per share
       -------                -----------------   -----------    -----------  -----------------   --------------
1998 Consultant options            50,000                --             --          50,000             $0.35
1998 Stock sale options           799,333                --       (799,333)             --         $0.04 - $0.50
                                  -------          --------       --------          ------
Totals at December 31, 1999       840,333                --       (799,333)         50,000         $0.25 - $0.50
                                  =======          ========       ========          ======

Weighted average price of outstanding options at December 31, 1998: $0.35 per share.

As of March 23, 2000, the Company had the following outstanding options. Additionally, none of the options issued and outstanding as of March 23, 2000 and/or December 31, 1999 had been exercised by the option holders.

                     Expiring as of              Options outstanding
                     --------------              -------------------
                     August 31, 2000                   50,000
                                                       ------
                                                       50,000
                                                       ======

Had compensation cost for options granted in 1999 and 1998, respectively, been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially higher than the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at December 31, 1999 and 1998, respectively.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE I - COMMITMENTS

Operating leases

The Company leases office facilities in Atlanta, Georgia under an operating lease. The lease was for an initial term of 180 days from March 13, 1999 and contained a single renewal term of an additional 180 days, which was exercised. The lease requires monthly payments of $5,703 per month plus, as additional rent, one half of all real estate taxes, general assessments, utility billings, maintenance, cleaning, security and trash bills imposed upon the property. As of December 31, 1999, the Company had terminated and settled all other lease agreements which were previously in effect. The accompanying financial statements include rent expense for operating leases of approximately $84,493 and $47,415, as a component of general and administrative expenses, for the year ended December 31, 1999 and 1998, respectively. Future minimum lease payments due under noncancellable leases as of December 31, 1999 are as follows:

                              Year ending
                              December 31,         Amount
                              ------------        -------
                                 2000             $17,109
                                                  =======

Marketing and consulting contracts

In December 1998, the Company entered into an agreement with an independent consultant to provide various business development services. The terms of this agreement require the payment of an aggregate 250,000 shares of common stock, on dates prescribed in the agreement, and the granting of 50,000 options to purchase 50,000 shares of common stock at a price of not more than $0.35 per share, commencing on August 5, 1999 and expiring on August 5, 2000. As of December 31, 1999 and 1998, respectively, no shares have been issued pursuant to this agreement.

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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE I - COMMITMENTS - CONTINUED

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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE I - COMMITMENTS - CONTINUED

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


NOTE J - EARNINGS (LOSS) PER SHARE

The following reconciles amounts reported in the accompanying financial statements for the years ended December 31, 1999 and 1998, respectively:

                                                                Income (Loss)        Shares        Per share
                                                                 (numerator)      (denominator)      amount
                                                                -------------     -------------    ---------
Year ended December 31, 1999 - Basic
    Net income (loss)                                           $(1,278,724)
    Less: Preferred Stock dividends                                      --
        Net income available to common shareholders             $(1,278,724)       61,114,785       $(0.02)
                                                                ===========        ==========       ======

Year ended December 31, 1999 - Diluted
    Net income available to common shareholders                 $(1,278,724)
    Add: Preferred Stock dividends                                       --
        Effect of assumed conversions/redemptions               $(1,278,724)
                                                                ===========
    Weighted-average shares issued and outstanding                                 61,114,785
    Plus: Incremental shares from assumed conversions
        Options                                                                            --
        Dilutive potential common shares                                                   --

    Adjusted weighted-average shares issued and outstanding                        61,114,785       $(0.02)
                                                                                   ==========       ======

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE J - EARNINGS (LOSS) PER SHARE - CONTINUED

Year ended December 31, 1998 - Basic
    Net income (loss)                                              $16,466
    Less: Class A Preferred Stock dividends                             --
        Net income available to common shareholders                $16,466        36,287,379        nil
                                                                   =======        ==========        ===

Year ended December 31, 1998 - Diluted
    Net income available to common shareholders                    $16,466
    Add: Class A Preferred Stock dividends                              --
                                                                   -------
        Effect of assumed conversions/redemptions                  $16,466
                                                                   =======
    Weighted-average shares issued and outstanding                                36,287,379
    Plus: Incremental shares from assumed conversions
        Options                                                                    2,125,000

    Adjusted weighted-average shares issued and outstanding                       38,437,379        nil
                                                                                  ==========        ===

NOTE K- SUBSEQUENT EVENTS

During the period from January 1, 2000 through March 23, 2000, the Company has sold a total of approximately 6,800,000 shares of common stock for gross proceeds of approximately $179,000.

During the period from January 1, 2000 through March 23, 2000, the Company has issued an aggregate 5,316,667 shares of common stock for various consulting services. These transactions were valued at approximately $213,500, or $0.04 per share, which approximates the fair market value of the shares given in payment and the value of the services.


NOTE L - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998, respectively.

                               Quarter ended   Quarter ended   Quarter ended    Quarter ended     Year ended
                                  March 31,       June 30,     September 30,     December 31,     December 31,
                               -------------   -------------   -------------    -------------    -------------
1999
  Revenues                     $        --     $        --     $        --       $       --       $        --
  Gross profit                          --              --              --               --                --
  Net earnings
    from operations                (47,405)       (550,286)        (47,502)         (528,663)      (1,173,856)
  Basic and fully
    diluted earnings
    per share                          nil             nil             nil             (0.02)           (0.02)
  Weighted-average
    number of shares
    issued and outstanding      36,287,379      56,267,226      53,905,435        74,257,287       61,114,785

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE L - SELECTED FINANCIAL DATA (UNAUDITED) - CONTINUED

                               Quarter ended   Quarter ended   Quarter ended    Quarter ended    Year ended
                                  March 31,       June 30,     September 30,     December 31,    December 31,
                               -------------   -------------   -------------    -------------    ------------
1998
  Revenues                     $        --     $        --     $        --       $        --      $        --
  Gross profit                          --              --              --                --               --
  Net earnings
    from operations               (415,528)       (161,875)       (132,427)         (263,184)        (973,014)
  Basic and fully
    diluted earnings
    per share                        (0.01)            nil             nil               nil              nil
  Weighted-average
    number of shares
    issued and outstanding      33,330,640      32,406,154      34,606,598        41,535,898       36,287,379

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Director                     Age             Date Elected                           Position
Peter Van Brunt              46                 7/20/96                 Director & President


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

ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table for 1999:

Name                         Peter Van Brunt

Principal Position           Director & President

Salary                       $0

Bonus                        0

Other
Compensation                 $24,973
(see notes)

Restricted stock
awards                       0

Options                      0

LTIP payouts                 0

All other
compensation                 0

Notes: The Company currently has no standard arrangement by which its Officers and Directors are compensated. Mr. Van Brunt received management fee payments throughout 1999 for services, lodging, and travel expenses for his extensive stays away from home in relation to the completion of the Company's call center business negotiations with the Cities of Atlanta and New York.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and Major shareholders as well as those who own beneficially more than five percent of the Company's common stock.



Name of Beneficial Owner           Number of Shares            Percent of Total
None

(Percentages are based on the number of outstanding shares as of December 31,
1999)


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1999, the Company had advances and notes payable from related parties, who are also stockholders or related to stockholders of the Company. The advances and notes payable from related parties were for expenses of the Company paid by related parties and for direct loans to the Company. These advances and notes payable from related parties are not formally documented. Notes payable bear interest at rates ranging from 5.0% and 30.0% and are due on terms of between two years and three years from the dates of issue. The Company has paid in cash and common stock certain amounts to related parties, including company personnel, officers, and directors for services rendered to the Company.


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

                                          BAOA, INC.



        Date: March 28, 2000
                                    /s/ Peter Van Brunt,
                                    --------------------------------------------
                                    President, Principal Executive Officer,
                                    Director