Form 10QSB
period 2000-03-31
BAOA INC
filed 2000-05-22
CIK 923771

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

================================================================================


(Mark one)
    XX         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------       EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
--------       ACT OF 1934

         For the transition period from ______________ to _____________

================================================================================


                         Commission File Number: 0-25416

                                   BAOA, INC.
        (Exact name of small business issuer as specified in its charter)

               California                             33-0563989
        ------------------------                ------------------------
        (State of incorporation)                (IRS Employer ID Number)

                        555 Whitehall, Atlanta, GA 30381
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (404) 222-0760
                           ---------------------------
                           (Issuer's telephone number)


================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
        March 31, 2000: 88,871,303

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                   BAOA, INC.

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                        3

  Item 2 Management's Discussion and Analysis or Plan of Operation                  15


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                          16

  Item 2 Changes in Securities                                                      16

  Item 3 Defaults Upon Senior Securities                                            16

  Item 4 Submission of Matters to a Vote of Security Holders                        16

  Item 5 Other Information                                                          16

  Item 6 Exhibits and Reports on Form 8-K                                           16


SIGNATURES                                                                          16

S. W. HATFIELD, CPA
certified public accountants

Member:  American Institute of Certified Public Accountants
            SEC Practice Section
            Information Technology Section
         Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements


                           ACCOUNTANT'S REVIEW REPORT


Board of Directors and Shareholder
BAOA, Inc.

We have reviewed the accompanying balance sheets of BAOA, Inc. and Subsidiaries (a California corporation) as of March 31, 2000 and 1999 and the accompanying statements of operations and comprehensive income and statements of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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



                                                 S. W. HATFIELD, CPA
Dallas, Texas
May 22, 2000



                      Use our past to assist your future(sm)

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                           BAOA, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                             March 31, 2000 and 1999

                                   (UNAUDITED)

                                                                         March 31,          March 31,
                                                                           2000               1999
                                                                       -----------         -----------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                           $    99,862         $     1,374
   Other current assets                                                     21,000                  --
                                                                       -----------         -----------
     TOTAL CURRENT ASSETS                                                  120,862               1,374
                                                                       -----------         -----------

PROPERTY AND EQUIPMENT - AT COST
   Furniture and equipment                                                  62,931              51,781
   Accumulated depreciation                                                (46,707)            (41,802)
                                                                       -----------         -----------
     NET PROPERTY AND EQUIPMENT                                             16,224               9,978
                                                                       -----------         -----------

OTHER ASSETS
   Option to acquire real property                                         118,064             101,404
   Deposits and other assets                                                    --              12,961
                                                                       -----------         -----------
     TOTAL OTHER ASSETS                                                    118,064             114,365
                                                                       -----------         -----------

TOTAL ASSETS                                                           $   255,150         $   125,717
                                                                       ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                    $    16,935         $    94,777
   Accrued expenses and other liabilities                                   54,555             139,103
   Advances and notes payable to affiliates and related parties                 --             108,700
   Interest payable to affiliates and related parties                       31,215              10,557
   Income taxes payable                                                      4,363               3,563
                                                                       -----------         -----------
     TOTAL CURRENT LIABILITIES                                             107,068             356,700
                                                                       -----------         -----------

LONG-TERM LIABILITIES
   Notes payable to affiliates and related parties                         168,700                  --
                                                                       -----------         -----------
     TOTAL LIABILITIES                                                     275,768             356,700
                                                                       -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value.  10,000,000 shares
     authorized.  160,000 and no shares issued and outstanding                 160                  --
   Common stock - $0.001 par value. 90,000,000
     shares authorized.  88,871,303 and 44,991,295
     shares issued and outstanding, respectively                            88,871              44,991
   Additional paid-in capital                                            6,920,290           4,310,141
   Accumulated deficit                                                  (7,029,939)         (4,586,115)
                                                                       -----------         -----------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (20,618)           (230,983)
                                                                       -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   255,150         $   125,717
                                                                       ===========         ===========


See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                           BAOA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   Three months ended March 31, 2000 and 1999

                                   (UNAUDITED)

                                                                     Three months         Three months
                                                                        ended                ended
                                                                       March 31,            March 31,
                                                                         2000                 1999
                                                                     ------------         ------------
REVENUES, NET                                                        $         --         $         --

COST OF SALES                                                                  --                   --
                                                                     ------------         ------------

GROSS PROFIT                                                                   --                   --

OPERATING EXPENSES
   Sales and marketing expenses                                                --               15,840
   Marketing and consulting fees to related parties                       557,424                8,485
   General and administrative expenses                                     84,814               21,707
   Depreciation                                                               728                1,373
                                                                     ------------         ------------
     TOTAL OPERATING EXPENSES                                             642,966               47,405
                                                                     ------------         ------------

LOSS FROM OPERATIONS                                                     (642,966)             (47,405)

OTHER INCOME (EXPENSE)
   Interest expense                                                        (2,993)                (121)
   Compensation expense related
     to common stock sales at less
     than "fair value"                                                   (566,667)                  --
   Forgiveness of debt                                                         --                   --
                                                                     ------------         ------------
     TOTAL OTHER INCOME (EXPENSE)                                        (569,660)                (121)
                                                                     ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES                                      (1,212,626)             (47,526)

Federal and state income taxes                                                 --                   --
                                                                     ------------         ------------

NET INCOME (LOSS) BEFORE COMPREHENSIVE INCOME                          (1,212,626)             (47,526)

OTHER COMPREHENSIVE INCOME                                                     --                   --
                                                                     ------------         ------------

COMPREHENSIVE INCOME (LOSS)                                          $ (1,212,626)        $    (47,526)
                                                                     ============         ============

Income (Loss) per weighted-average share of common
   stock outstanding, computed on net loss
   Basic and fully diluted                                           $      (0.01)                 nil

Weighted-average number of shares of common stock outstanding
   Basic and fully diluted                                             82,846,460           36,287,379
                                                                     ============         ============


See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999

                                   (UNAUDITED)

                                                                  Three months        Three months
                                                                      ended              ended
                                                                    March 31,           March 31,
                                                                      2000                1999
                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the year                                 $(1,212,626)        $   (47,526)
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation and amortization                                     728               1,373
        Consulting and other fees paid with common stock              556,000                  --
        Compensation expense related to common
          stock sales at less than "fair value"                       566,667                  --
     (Increase) decrease in
        Other current assets                                          (21,000)                 --
        Deposits and other assets                                      10,703                  --
     Increase (decrease) in
        Accounts payable                                              (86,827)            (15,776)
        Accrued liabilities and other                                   2,993              73,417
        Income taxes payable                                               --                  --
                                                                  -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                (183,362)             11,488
                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (11,151)             (2,255)
   Cash paid for option to acquire real property                       (2,380)             (7,187)
                                                                  -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                                 (13,531)             (9,442)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash overdrafts                                  --                (672)
   Proceeds from advances from related parties                             --                  --
   Payments on advances from related parties                          (39,500)                 --
   Proceeds from sale of common stock                                 331,500                  --
                                                                  -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             292,000                (672)
                                                                  -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       95,107               1,374

Cash and cash equivalents at beginning of year                          4,755                  --
                                                                  -----------         -----------

Cash and cash equivalents at end of year                          $    99,862         $     1,374
                                                                  -----------         ===========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid                                                  $         -         $         -
                                                                  ===========         ===========
   Income taxes paid (refunded), net                              $         -         $         -
                                                                  ===========         ===========

See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999


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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2000 and 1999


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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2000 and 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

    As of March 31, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2007.

5.  Earnings (loss) per share

    Basic earnings (loss) per share is computed by dividing the net income
    (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

6.  Stock Options

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

7.  Advertising

    The Company expenses direct advertising and marketing costs as incurred. Advertising expenses of approximately $450 and $1,801 are included in the accompanying financial statements as a component of sales and marketing expense for the years ended December 31, 1999 and 1998, respectively.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2000 and 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

8.  Research and development

    The Company expenses research and development costs as incurred. Research and development costs of approximately $-0- and $-0- are included in the accompanying financial statements as a component of general and administrative expenses for the three months ended March 31, 2000 and 1999, respectively.


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

During 2000 and 1999, the Company has received additional loans from other related parties, who are also stockholders or entities controlled by stockholders of the Company. The loans bear interest at rates ranging from 5.0% to 30.0%. All notes are due on terms between two (2) years and three (3) years from the funding date of the respective loan advance.

The following summarizes these amounts as of March 31, 2000 and 1999:

                                     2000            1999
                                   --------        --------
Advances                           $     --        $108,700
Notes                               168,700              --
                                   --------        --------
                                    168,700         108,700
Interest                             31,215          10,557
                                   --------        --------

                                   $199,915        $119,257
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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2000 and 1999


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2000 and 1999, respectively, are as follows:

                                                 1999        1998
                                                 ----        ----
Federal:
    Current                                      $ --        $ --
    Deferred                                       --          --
                                                 ----        ----
                                                   --          --
                                                 ----        ----
State:
    Current                                        --          --
    Deferred                                       --          --
                                                 ----        ----
                                                   --          --
                                                 ----        ----
    Total                                        $ --        $ --
                                                 ====        ====


As of December 31, 1999, the Company has a net operating loss carryforward of approximately $2,600,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007 for Federal purposes and 1999 for State purposes.

The Company's income tax expense for the three months ended March 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                         2000                1999
                                                                     -----------         -----------
Statutory rate applied to earnings (loss) before income taxes        $  (412,293)        $   (16,159)

Increase (decrease) in income taxes resulting from:
  State income taxes                                                          --                  --
  Other, including reserves for deferred tax asset                       412,293              16,159
                                                                     -----------         -----------

    Income tax expense                                               $        --         $        --
                                                                     ===========         ===========

The Company's deferred tax asset as of March 31, 2000 and 1999, respectively, is as follows:

    Net operating loss carryforwards                                 $ 2,614,000         $ 1,336,100
    Valuation allowance                                               (2,614,000)         (1,336,100)
                                                                     -----------         -----------

    Net deferred tax asset                                           $        --         $        --
                                                                     ===========         ===========


The valuation allowance estimate increased (decreased) by approximately $1,277,900 and $(5,600) for the years ended December 31, 1999 and 1998, respectively. Management is of the opinion that it's valuation estimate is reasonably possible of changing in future periods.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2000 and 1999


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


NOTE H - COMMITMENTS

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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2000 and 1999


NOTE H - COMMITMENTS - CONTINUED
Marketing and consulting contracts - continued

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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2000 and 1999


NOTE H  - COMMITMENTS - CONTINUED

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



               (Remainder of this page left blank intentionally.)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

As of March 31,2000 the Company had $99,862 cash on hand and in the bank. The primary source of cash and financing for the Company for the three months then ended was $331,500 from sales of common stock and preferred stock. The primary uses of cash during that period were approximately $183,000 to finance the Company's operations, approximately $2,400 for an option to acquire real property and approximately $11,000 for leasehold improvements. The Company currently maintains a positive cash balance through sales of common stock.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None

ITEM 2 - CHANGES IN SECURITIES

      None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 27 - Financial Data Schedule
      Reports on Form 8-K
          March 1, 2000 - Reported changes in the Registrant's certifying independent public accountant.

================================================================================

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     BAOA, Inc.

May    22   , 2000                        /s/ Peter Van Brunt
    --------                            ---------------------------------------
                                                                Peter Van Brunt
                                                            President, Director
                                                and Principal Executive Officer