Form 10QSB
period 2000-06-30
BAOA INC
filed 2000-08-14
CIK 923771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

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

                        555 Whitehall, Atlanta, GA 30381
                    (Address of principal executive offices)

                                 (404) 222-0760
                           (Issuer's telephone number)


           2635 Camino del Rio, South, Suite 210, San Diego, CA 92108
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 10, 2000: 88,078,445

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                                   BAOA, INC.

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                        3

  Item 2 Management's Discussion and Analysis or Plan of Operation                  17


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                          18

  Item 2 Changes in Securities                                                      18

  Item 3 Defaults Upon Senior Securities                                            18

  Item 4 Submission of Matters to a Vote of Security Holders                        18

  Item 5 Other Information                                                          18

  Item 6 Exhibits and Reports on Form 8-K                                           18


SIGNATURES                                                                          18

                        [S. W. HATFIELD, CPA LETTERHEAD]


Item 1 - PART 1 - FINANCIAL STATEMENTS


                           ACCOUNTANT'S REVIEW REPORT


Board of Directors and Shareholders
BAOA, Inc.

We have reviewed the accompanying consolidated balance sheets of BAOA, Inc. (a California corporation) and Subsidiaries as of June 30, 2000 and 1999 and the accompanying consolidated statements of operations and comprehensive income for the three months ended June 30, 2000 and 1999 and consolidated statements of cash flows for the three months ended June 30, 2000 and 1999. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company had no viable operations or significant assets prior to the quarter ended June 30, 2000 and continues to be dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                            S. W. HATFIELD, CPA
Dallas, Texas
August 10, 2000

                           BAOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2000 and 1999

                                   (UNAUDITED)

                                                                                       June 30,                   June 30,
                                                                                         2000                       1999
                                                                                      ------------               ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                                           $     16,689               $      7,726
   Notes and advances receivable from shareholders                                         104,015                         --
                                                                                      ------------               ------------
     TOTAL CURRENT ASSETS                                                                  120,884                      7,726
                                                                                      ------------               ------------

PROPERTY AND EQUIPMENT - AT COST                                                            85,176                     51,781
   Accumulated depreciation                                                                (47,854)                   (43,196)
                                                                                      ------------               ------------
     NET PROPERTY AND EQUIPMENT                                                             37,322                      8,585
                                                                                      ------------               ------------

OTHER ASSETS
   Option to acquire real property                                                              --                    103,784
   Deposits and other assets                                                                    --                     12,960
                                                                                      ------------               ------------
     TOTAL OTHER ASSETS                                                                         --                    116,744
                                                                                      ------------               ------------

TOTAL ASSETS                                                                          $    158,206               $    133,055
                                                                                      ============               ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Cash overdraft                                                                     $      5,585               $         --
   Accounts payable                                                                         72,310                    113,699
   Accrued expenses                                                                         54,555                     93,555
   Advances and notes payable to affiliates and related parties                                 --                    108,700
   Interest payable to affiliates and related parties                                       34,824                     10,677
   Income taxes payable                                                                      4,363                      4,363
                                                                                      ------------               ------------
     TOTAL CURRENT LIABILITIES                                                             171,637                    330,994
                                                                                      ------------               ------------

LONG-TERM LIABILITIES
   Notes payable to affiliates and related parties                                         168,700                         --
                                                                                      ------------               ------------
     TOTAL LIABILITIES                                                                     340,337                    330,994
                                                                                      ------------               ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value.  10,000,000 shares
     authorized,  160,000 and -0- shares issued and outstanding                                160                         --
   Common stock - $0.001 par value  90,000,000
     shares authorized,  88,078,445 and 63,172,013
     shares issued and outstanding, respectively                                            88,078                     63,172
   Additional paid-in capital                                                            7,116,034                  4,873,210
   Accumulated deficit                                                                  (7,386,403)                (5,134,321)
                                                                                      ------------               ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                 (182,131)                  (197,939)
                                                                                      ------------               ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $    158,206               $    133,055
                                                                                      ============               ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                           BAOA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                Three and Six months ended June 30, 2000 and 1999

                                   (UNAUDITED)

                                                Six months            Six months          Three months          Three months
                                                  ended                 ended                 ended                 ended
                                                 June 30,              June 30,              June 30,              June 30,
                                                   2000                  1999                  2000                  1999
                                               ------------          ------------          ------------          ------------
REVENUES
   Telemarketing revenues                      $     59,565          $         --          $         --          $         --
                                               ------------          ------------          ------------          ------------

OPERATING EXPENSES
   Marketing and consulting fees
     to related parties                             729,783               531,829               172,359               507,504
   General and administrative expenses              404,239                60,096               319,425                38,389
   Depreciation                                       1,875                 2,766                 1,147                 1,393
                                               ------------          ------------          ------------          ------------
     TOTAL OPERATING EXPENSES                     1,135,897               594,691               492,931               547,286
                                               ------------          ------------          ------------          ------------

LOSS FROM OPERATIONS                             (1,076,332)             (594,691)             (492,931)             (247,286)

OTHER INCOME (EXPENSE)
   Interest expense                                  (8,102)                 (241)               (5,109)                 (120)
   Compensation expense related
     to common stock sales at less
     than "fair value"                             (566,667)                   --                    --                    --
   Forgiveness of debt                               82,811                    --                82,811                    --
                                               ------------          ------------          ------------          ------------
     TOTAL OTHER INCOME (EXPENSE)                  (491,958)                 (241)               77,702                  (120)
                                               ------------          ------------          ------------          ------------

INCOME (LOSS) BEFORE INCOME TAXES                (1,568,290)             (594,932)             (415,229)             (247,406)

Federal and state income taxes                         (800)                 (800)                 (800)                 (800)
                                               ------------          ------------          ------------          ------------

NET INCOME (LOSS) BEFORE
   COMPREHENSIVE INCOME                          (1,569,090)             (595,732)             (416,029)             (248,206)

OTHER COMPREHENSIVE INCOME                               --                    --                    --                    --
                                               ------------          ------------          ------------          ------------

COMPREHENSIVE INCOME (LOSS)                    $ (1,569,090)         $   (595,732)         $   (416,029)         $   (248,206)
                                               ============          ============          ============          ============

Income (Loss) per weighted-average
   share of common stock outstanding,
   computed on net loss
     Basic and fully diluted                   $      (0.02)         $      (0.01)         $      (0.01)         $      (0.01)
                                               ============          ============          ============          ============

Weighted-average number of shares
   of common stock outstanding                   85,796,145            49,056,248            88,682,645            52,878,729
                                               ============          ============          ============          ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2000 and 1999

                                   (UNAUDITED)

                                                                   Six months           Six months
                                                                     ended                ended
                                                                    June 30,             June 30,
                                                                      2000                 1999
                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $(1,569,090)         $  (595,732)
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation and amortization                                    1,875                2,766
        Common stock issued for fees and services                      556,000              479,750
        Compensation expense related to common
          stock sales at less than "fair value"                        566,667                   --
        Forgiveness of debt                                            (82,811)                  --
     (Increase) decrease in
        Accounts receivable                                            (21,000)                  --
        Deposits and other assets                                       10,703              (10,703)
     Increase (decrease) in
        Accounts payable                                               (51,359)               3,146
        Accrued liabilities and other                                    6,602               38,693
        Income taxes payable                                                --                  800
                                                                   -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (479,695)             (81,280)
                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (33,396)              (2,255)
   Cash received on note receivable on sale of option                  230,000                   --
   Cash paid for option to acquire real property                        (2,380)              (9,567)
                                                                   -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                  194,224              (11,822)
                                                                   -----------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash overdrafts                                5,585                 (672)
   Payments on advances from related parties                           (39,500)                  --
   Proceeds from sale of common stock                                  331,500              101,500
                                                                   -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              297,585              100,828
                                                                   -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        12,114                7,726

Cash and cash equivalents at beginning of year                           4,755                   --
                                                                   -----------          -----------

Cash and cash equivalents at end of year                           $    16,869          $     7,726
                                                                  ============          ===========


SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid                                                   $     1,500          $        --
                                                                   ===========          ===========
   Income taxes paid (refunded), net                               $       800          $        --
                                                                   ===========          ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

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

During 1997, BAOA redirected its efforts to the operation of telemarketing call centers located in Federally designated "Empowerment Zones" throughout the United States. BAOA has entered into a strategic alliance with MKT Communications Corp., a telemarketing and call center management entity, to assist the Company in marketing and managing its call centers. As of December 31, 1999, the Company had no call centers in operation and was in negotiation for the opening of call centers in Atlanta, Georgia and New York City, New York.

In Calendar 2000, the Company refined its business plan to emphasize its goal of operating world-wide call center business locations. The Company opened, and derived revenue from, its initial call center domiciled in Montego Bay, Jamaica during the second quarter of Calendar 2000. The Company's business plan calls for the expansion of the Jamaica call center to have more than fifty (50) employees during the fourth quarter of Calendar 2000 and more than one hundred
(100) employees by the end of the first quarter of Calendar 2001.

In anticipation of opening the Atlanta and New York call centers and others to be established, the Company has incorporated wholly-owned subsidiaries: Call Atlanta, Inc. and Call Harlem, Inc. Call Atlanta, Inc. was incorporated on January 7, 1998 under the laws of the State of Georgia to operate the Company's telemarketing call center operations to be domiciled in the Atlanta Georgia designated "Empowerment Zone". Call Harlem, Inc. was incorporated on September 29, 1998 under the laws of the State of Delaware to operate the Company's telemarketing call center operations domiciled in the New York City designated "Empowerment Zone". Neither of these entities has been capitalized or performed any business operations since formation.

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

The Company has customer contracts to provide telemarketing services commencing with the opening of its two initially planned call centers in Atlanta, Georgia and New York City, New York. On February 22, 1999, the Company received a financing commitment letter from the Atlanta Empowerment Zone Corporation for a development loan of approximately $3.5 million at an interest rate of 8.0% and a term of ten (10) years. As of March 23, 2000, the loan, and related documentation, was been executed. On September 3, 1998, the Company was approved by the Upper Manhattan Empowerment Zone Development Corporation for a development loan of approximately $800,000. As of August 10, 2000, neither call center, or related development loan, has been opened and/or funded.

During the second quarter of Calendar 2000, the Company opened, and derived revenue from, its initial call center domiciled in Montego Bay, Jamaica. Management believes the Company will meet its business plan goals of relying upon its international call center operations for its cash flow requirements by the end of Calendar 2000.

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

4.      Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

        As of June 30, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2007.

5.      Earnings (loss) per share

        Basic earnings (loss) per share is computed by dividing the net income
        (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

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

                           BAOA, INC. AND SUBSIDIARIES

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

The following summarizes these amounts as of June 30, 2000 and 1999:

                        2000                  1999
                      --------              --------
Advances              $     --              $108,700
Notes                  168,700                    --
                      --------              --------
                       168,700               108,700
Interest                34,824                10,677
                      --------              --------

                      $203,524              $119,377
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

                           BAOA, INC. AND SUBSIDIARIES

NOTE E - OPTION TO ACQUIRE REAL PROPERTY - CONTINUED

During the second quarter of 2000, the Company sold this option to a shareholder of the Company for a note receivable of $313,015, generating a gain on this transaction of approximately $194,951. The gain on this transaction with a shareholder of the Company was credited to additional paid-in capital and no effect is recognized in the consolidated statement of operations.


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for the years ended June 30, 2000 and 1999, respectively, are as follows:

                          2000              1999
                          ----              ----
Federal:
    Current               $ --              $ --
    Deferred                --                --
                          ====              ====
                            --                --
                          ----              ----
State:
    Current                800               800
    Deferred                --                --
                          ----              ----
                           800               800
                          ----              ----
    Total                 $800              $800
                          ====              ====

As of December 31, 1999, the Company has a net operating loss carryforward of approximately $2,600,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007 for Federal purposes and 1999 for State purposes.

The Company's income tax expense for the years ended June 30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                             2000                    1999
                                                                           ---------               ---------
Statutory rate applied to earnings (loss) before income taxes              $(533,491)              $(202,549)

Increase (decrease) in income taxes resulting from:
  State income taxes                                                             800                     800
  Other, including reserves for deferred tax asset                           533,491                 202,549
                                                                           ---------               ---------

    Income tax expense                                                     $     800               $     800
                                                                           =========               =========

The Company's deferred tax asset as of December 31, 1999 and 1998, respectively, is as follows:

Net operating loss carryforwards              $ 2,614,000               $ 1,336,100
Valuation allowance                            (2,614,000)               (1,336,100)
                                              -----------               -----------

Net deferred tax asset                        $        --               $        --
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

Series A Convertible Preferred Stock

The Company's Board of Directors has designated 4,000,000 shares of its authorized preferred stock as "Series A Convertible Preferred Stock". As of June 30, 2000 and 1999, 160,000 and -0- shares have been issued by the Company. Each outstanding share of Class A Convertible Preferred Stock shall be converted, at the sole option of the holder, at any time into common stock at an initial conversion rate of one share of common stock for each share of preferred stock outstanding. The conversion rate will be adjusted for the effects of any future stock dividends, combinations or subdivisions of the Company's common stock which may occur subsequent to the issuance of the Preferred Stock. Holders of the Class A Convertible Preferred Stock shall also be entitled to receive, when declared by the Company's Board of Directors, dividends at par with holders of the Company's common stock had been converted into common stock as of the record date of the dividend.

In the event of liquidation, dissolution or winding up of the Company, the holders of Series A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution to the holders of common stock, $1.00 per share plus all declared and unpaid dividends on each issued and outstanding share.

Common stock issuances

During the period from January 1, 2000 through June 30, 2000, the Company has sold a total of approximately 6,800,000 shares of common stock for gross proceeds of approximately $179,000.

During the period from January 1, 2000 through June 23, 2000, the Company has issued an aggregate 5,316,667 shares of common stock for various consulting services. These transactions were valued at approximately $213,500, or $0.04 per share, which approximates the fair market value of the shares given in payment and the value of the services.

On July 9, 2000, approximately six (6) shareholders voluntarily surrendered an aggregate 792,888 shares of issued and outstanding shares of common stock to the Company. The effect of this transaction was to credit the par value of these shares to additional paid-in capital.

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

                           BAOA, INC. AND SUBSIDIARIES

NOTE G - CAPITAL STOCK TRANSACTIONS - CONTINUED

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

                                                               Expired or
                                Balance at        Granted       Exercised       Balance at     Exercise price
   Program                 December 31, 1997    during 1998    during 1998  December 31, 1998    per share
   -------                 -----------------    -----------    -----------  -----------------    ---------
1997 Consultant options            200,000             --       (200,000)             --       N/A
1998 Consultant options                 --         50,000             --          50,000       $        0.35
1998 Stock sale options                 --        800,333        (10,000)        799,333       $0.04 - $0.50
                                  --------       --------        --------       --------

Totals at December 31, 1998        200,000        850,333       (210,000)        840,333       $0.25 - $0.50
                                  ========       ========        ========       ========

Weighted average price of outstanding options at December 31, 1998: $0.22 per share.

                                                                   Expired or
                                  Balance at        Granted         Exercised       Balance at      Exercise price
    Program                    December 31, 1998  during 1999      during 1999   December 31, 1999     per share
    -------                    -----------------  -----------      -----------   -----------------     ---------
1998 Consultant options               50,000             --               --          50,000         $        0.35
1998 Stock sale options              799,333             --         (799,333)             --         $0.04 - $0.50
                                     -------        -------         --------          ------

Totals at December 31, 1999          840,333             --         (799,333)         50,000         $0.25 - $0.50
                                     =======        ========        ========          ======

Weighted average price of outstanding options at December 31, 1998: $0.35 per share.

                           BAOA, INC. AND SUBSIDIARIES

NOTE H - STOCK OPTIONS - CONTINUED

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


NOTE I - COMMITMENTS

Operating leases

The Company leases office facilities in Atlanta, Georgia under an operating lease. The lease was for an initial term of 180 days from March 13, 1999 and contained a single renewal term of an additional 180 days, which was exercised. The lease requires monthly payments of $5,703 per month plus, as additional rent, one half of all real estate taxes, general assessments, utility billings, maintenance, cleaning, security and trash bills imposed upon the property. During the second quarter of 2000, the landlord forgave all amounts due in conjunction with this lease.

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

                         Year ending
                         December 31,                  Amount
                         ------------                  ------
                            2000                       $17,109
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

                           BAOA, INC. AND SUBSIDIARIES

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

                           BAOA, INC. AND SUBSIDIARIES

NOTE I - COMMITMENTS - CONTINUED

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

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2) RESULTS OF OPERATIONS, PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30,2000 the Company had $16,689 cash on hand and in the bank. The primary sources of cash and financing for the Company for the six months then ended was $59,565 from call center telemarketing revenues, $230,000 building option income, and $331,500 from sales of common and preferred stock. The primary uses of cash during that period were $611,146 to finance the Company's operations, $2,380 for investments, and $33,396 for fixed assets. The Company currently maintains a positive cash balance through sales of common stock and call center revenues.

The Company operates a call center business division under the operating name of' Call Solutions.com. Call- Solutions.com currently maintains its first teleservices center in Montego Bay, Jamaica.

Call-Solutions.com intends to open call centers throughout the world in locations that provide positive business regulations and labor conditions that are encouraging to labor intensive businesses. The Company intends to become a world leader in "direct-to-consumer" distribution of goods and services by using its call center operation. The Company's goal is to be the first choice of corporate business customers who wish to out-source their company's teleservice needs

Recent dynamic changes in the telecommunications industry have caused long distance phone rates to drastically decrease over the past three years. Consequently, in many instances, bulk long distance phone calls can be made off-shore into the U.S.A. in a commercially efficient manner. This phenomenon has created an opportunity for labor-intensive businesses that incur extensive long distance telephone service costs in their revenue generating process. The Company's primary business strategy has shifted to take advantage of this phenomenon by using its Call-Solutions.com division to open call centers offshore in countries with lower costs of living, lower labor rates, and large labor pools of educated, English speaking populations. As training and continual retraining of call center employees represent two of the most significant costs of call center businesses, the Company believes the labor cost benefits available in these offshore markets will significantly increase its profitability on call center projects.

In order to accelerate the Company's call center business focus, the Company has formed strategic alliances with various call center operators and managers to establish new Company owned call centers The Company has a strategic alliance with Jake Kresge & Associates to provide time-share appointment-setting projects for some of the nation's largest time-share developers. Kresge & Associates have over twenty-five years of success in the time-share marketing business. The Company also has a strategic alliance with MKT Communications to provide call center management and out-bound teleservice work to domestic call centers. Through its alliances, the Company has obtained purchase orders worth more than thirty-one million dollars for outsource teleservice work to be preformed. Management anticipates the Company's Jamaica call center may have gross revenue in excess of five million dollars per year if the center is able to reach its full capacity.

The Company is also secondarily focused on opening call centers in federally designated Empowerment Zones throughout the United States. Empowerment Zones businesses have access to economic benefits such as reduced interest rate loans, investment tax credits, and energy credits. These benefits add significant incentives that enhance potential profitability during the start-up and developmental stages of new businesses.

The Company has received a commitment letter for $3.5 million in debt financing by the Atlanta Empowerment Zone for a call center project. The company plans to open call centers in Atlanta, New York, and Los Angeles based upon commercial feasibility. Call center projects substantially meet one of the primary Empowerment Zone prerequisites of urban area job creation. Each of these domestic call centers could potentially create up to 500 new teleservice jobs.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        None

ITEM 2 - CHANGES IN SECURITIES

        On July 9, 2000, approximately six (6) shareholders voluntarily surrendered an aggregate 792,888 shares of issued and outstanding shares of common stock to the Company. The effect of this transaction was to credit the par value of these shares to additional paid-in capital.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5 - OTHER INFORMATION

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27 - Financial Data Schedule
        Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                      BAOA, INC.


August    10   , 2000                                /s/ Peter Van Brunt
       --------                            -------------------------------------
                                                                 Peter Van Brunt
                                             President, Chief Executive Officer,
                                           Director and Chief Accounting Officer