Form 10KSB40/A
period 1999-12-31
BAOA INC
filed 2000-09-07
CIK 923771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO

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





                        [S. W. HATFIELD, CPA LETTERHEAD]

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

In a prior year, as discussed in Note C, the Company reported the write off of various advances as forgiveness of debt in the 1998 statement of operations. Subsequent thereto, management determined, due to the related party nature of these transactions, that these items should have been reclassified as additional paid-in capital instead of forgiveness of debt. The effect of this change has been made to the 1998 statement of operations and statement of changes in shareholders' equity in the accompanying financial statements.


                                                             S. W. HATFIELD, CPA
Dallas, Texas
March 23, 2000 (except for Note C
   as to which the date is August 31, 2000)

                           BAOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS

                                                                           1999                 1998
                                                                       ------------         ------------
CURRENT ASSETS
   Cash and cash equivalents                                           $      4,755         $         --
                                                                       ------------         ------------
     TOTAL CURRENT ASSETS                                                     4,755                   --
                                                                       ------------         ------------

PROPERTY AND EQUIPMENT - AT COST
   Furniture                                                                 14,402               14,402
   Equipment                                                                 37,378               35,123
                                                                       ------------         ------------
                                                                             51,780               49,525
   Accumulated depreciation                                                 (45,979)             (40,430)
                                                                       ------------         ------------
     NET PROPERTY AND EQUIPMENT                                               5,801                9,095
                                                                       ------------         ------------

OTHER ASSETS
   Option to acquire real property                                          115,684               94,217
   Organization costs, net of accumulated amortization
     of approximately $20,000 and $20,000, respectively                          --                   --
   Deposits and other assets                                                 10,703                2,258
                                                                       ------------         ------------
     TOTAL OTHER ASSETS                                                     126,387               96,475
                                                                       ------------         ------------

TOTAL ASSETS                                                           $    136,943         $    105,570
                                                                       ============         ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Cash overdraft                                                      $         --         $        672
   Accounts payable                                                         103,762              110,553
   Accrued expenses                                                          54,555               55,103
   Advances and notes payable to affiliates and related parties                  --              108,700
   Interest payable to affiliates and related parties                        28,222               10,436
   Income taxes payable                                                       4,363                3,563
                                                                       ------------         ------------
     TOTAL CURRENT LIABILITIES                                              190,902              289,207
                                                                       ------------         ------------

LONG-TERM LIABILITIES
   Notes payable to affiliates and related parties                          208,200                   --
                                                                       ------------         ------------
     TOTAL LIABILITIES                                                      399,102              289,207
                                                                       ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value.  10,000,000 shares
     authorized.  None issued and outstanding                                    --                   --
   Common stock - $0.001 par value. 90,000,000
     shares authorized. 76,082,015 and 45,191,295
     shares issued and outstanding, respectively                             76,082               45,191
   Additional paid-in capital                                             6,489,735            5,320,604
   Accumulated deficit                                                   (6,827,976)          (5,549,252)
                                                                       ------------         ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (262,159)            (183,457)
                                                                       ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    136,943         $    105,570
                                                                       ============         ============



The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 1999 and 1998



                                                                         1999                 1998
                                                                     ------------         ------------
REVENUES, NET                                                        $         --         $         --

COST OF SALES                                                                  --                   --
                                                                     ------------         ------------

GROSS PROFIT                                                                   --                   --

OPERATING EXPENSES
   Sales and marketing expenses                                            24,146                1,801
   Marketing and consulting fees to related parties                       919,613               65,768
   General and administrative expenses                                    224,548              889,052
   Bad debt expense                                                            --                6,140
   Depreciation                                                             5,549                8,253
   Amortization                                                                --                2,000
   Compensation expense related
     to common stock sales at less
     than "fair value"                                                     83,772                   --
                                                                     ------------         ------------

     TOTAL OPERATING EXPENSES                                           1,257,628              973,014
                                                                     ------------         ------------

LOSS FROM OPERATIONS                                                   (1,257,628)            (973,014)

OTHER INCOME (EXPENSE)
   Interest expense                                                       (20,296)             (23,133)
   Other                                                                       --                2,750
                                                                     ------------         ------------
     TOTAL OTHER INCOME (EXPENSE)                                         (20,296)             (20,383)
                                                                     ------------         ------------

LOSS BEFORE INCOME TAXES                                               (1,277,924)            (993,397)

Federal and state income taxes                                               (800)                (800)
                                                                     ------------         ------------

NET INCOME (LOSS) BEFORE COMPREHENSIVE INCOME                          (1,278,724)            (994,197)

OTHER COMPREHENSIVE INCOME                                                     --                   --
                                                                     ------------         ------------

COMPREHENSIVE INCOME (LOSS)                                          $ (1,278,724)        $   (994,197)
                                                                     ============         ============

Income (Loss) per weighted-average share of common
   stock outstanding, computed on net loss
   Basic and fully diluted                                           $      (0.02)        $      (0.03)
                                                                     ============         ============

Weighted-average number of shares of common stock outstanding          61,114,785           36,287,379
                                                                     ============         ============



The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998


                                                        Common Stock             Additional
                                                ---------------------------        paid-in          Accumulated
                                                   Shares          Amount          capital            deficit           Total
                                                ----------         --------      ----------         -----------         -----
BALANCES AT JANUARY 1, 1998                     30,246,386      $    30,246      $ 3,409,511       $(4,555,055)      $(1,115,298)

Sales of common stock, as reported               6,441,659            6,442          332,858                --           339,300
  Correction of clerical error
  discovered during 1999                           200,000              200             (200)               --                --

Common stock issued for
  Consulting and other services                  8,103,250            8,103          555,472                --           563,575
  Payment of interest                              200,000              200           12,300                --            12,500

Contributed capital from reclassification
  of debt and accrued interest payable to
  related parties                                       --               --        1,010,663                --         1,010,663

Net loss for the year                                   --               --               --          (994,197)         (994,197)
                                               -----------      -----------      -----------       -----------       -----------

BALANCES AT DECEMBER 31, 1998                   45,191,295           45,191        5,320,604        (5,549,252)         (183,457)

Sales of common stock                            9,980,720            9,981          288,291                --           298,272

Common stock issued for
  Consulting and other services                 20,650,000           20,650          871,850                --           892,500
  Payment of interest and
  retirement of note payable                       260,000              260            8,990                --             9,250

Net loss for the year                                   --               --               --        (1,278,724)       (1,278,724)
                                               -----------      -----------      -----------       -----------       -----------
BALANCES AT DECEMBER 31, 1999                   76,082,015      $    76,082      $ 6,489,735       $(6,827,976)      $  (262,159)
                                               ===========      ===========      ===========       ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998


                                                                    1999              1998
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                        $(1,278,724)      $  (994,197)
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation and amortization                                 5,549            10,253
        Bad debt expense                                                 --             6,140
        Common stock issued for fees and services                   892,500           563,575
        Common stock issued for interest expense                      2,250            12,500
        Compensation expense related to common
          stock sales at less than "fair value"                      83,772                --
     (Increase) decrease in
        Accounts receivable                                              --               400
        Deposits and other assets                                    (8,445)              200
     Increase (decrease) in
        Accounts payable                                             (6,791)           37,228
        Accrued liabilities and other                                17,238             5,428
        Income taxes payable                                            800             2,763
                                                                -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                              (291,851)         (355,710)
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                               (2,255)           (2,158)
   Cash paid for option to acquire real property                    (21,467)          (92,217)
                                                                -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                               (23,722)          (94,375)
                                                                -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash overdrafts                              (672)              672
   Proceeds from advances from related parties                      106,500           112,700
   Payments on advances from related parties                             --            (4,000)
   Proceeds from sale of common stock                               214,500           339,300
                                                                -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           320,328           448,672
                                                                -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      4,755            (1,413)

Cash and cash equivalents at beginning of year                           --             1,413
                                                                -----------       -----------

Cash and cash equivalents at end of year                        $     4,755       $        --
                                                                -----------       ===========


SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid                                                $       260       $       198
                                                                ===========       ===========
   Income taxes paid (refunded), net                            $        --       $      (463)
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


NOTE C - CORRECTION OF AN ERROR

During 1998, the Company, with advice of legal counsel, determined that no formal documents related to various notes and/or advances from the following current or former officers, directors, other related parties and/or shareholders: Douglas Norman, Sontag S. A., Barkley Edwards, Steve Wright and Peter Van Brunt.

Further, no demand for payment had been made within a time period specified in the Uniform Commercial Code from the inception of the advances through December 31, 1998. Accordingly, the Company, upon the advice of legal counsel, initially wrote off these advances as forgiveness of debt in previously released versions of the 1998 statement of operations. Subsequent thereto, the Company determined, due to the related party nature of these transactions, that these items should have been reclassified as additional paid-in capital instead of forgiveness of debt.

The effect of this change has been made to the 1998 statement of operations and statement of changes in shareholders' equity in the accompanying financial statements.


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

6. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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


NOTE E - RELATED PARTY TRANSACTIONS

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


NOTE E - RELATED PARTY TRANSACTIONS - CONTINUED

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


NOTE F - OPTION TO ACQUIRE REAL PROPERTY

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


 NOTE G- INCOME TAXES

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


NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense for the years ended December 31, 1999 and 1998, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                                      1999           1998
                                                                   ---------       ---------
Statutory rate applied to earnings (loss) before income taxes      $(434,494)      $   5,598

Increase (decrease) in income taxes resulting from:
  State income taxes                                                     800             800
  Other, including reserves for deferred tax asset                   434,494          (5,598)
                                                                   ---------       ---------
    Income tax expense                                             $     800       $     800
                                                                   =========       =========

The Company's deferred tax asset as of December 31, 1999 and 1998, respectively, is as follows:

Net operating loss carryforwards      $ 2,614,000       $ 1,336,100
Valuation allowance                    (2,614,000)       (1,336,100)
                                      -----------       -----------

Net deferred tax asset                $        --       $        --
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

                                                                     Expired or
                                   Balance at          Granted        Exercised        Balance at       Exercise price
        Program                December 31, 1997     during 1998     during 1998    December 31, 1998      per share
        -------                -----------------     -----------     -----------    -----------------   --------------
1997 Consultant options              200,000               --         (200,000)               --              N/A
1998 Consultant options                   --           50,000               --            50,000             $0.35
1998 Stock sale options                   --          800,333          (10,000)          799,333         $0.04 - $0.50
                                     -------          -------         --------           ------

Totals at December 31, 1998          200,000          850,333         (210,000)          849,333         $0.25 - $0.50
                                     =======          =======         ========           =======


   Weighted average price of outstanding options at December 31, 1998: $0.22 per share.

                                                                  Expired or
                                    Balance at       Granted       Exercised        Balance at       Exercise price
        Program                 December 31, 1998  during 1999    during 1999    December 31, 1999      per share
        -------                 -----------------  -----------    -----------    -----------------   --------------
1998 Consultant options               50,000             --              --            50,000             $0.35
1998 Stock sale options              799,333             --        (799,333)               --         $0.04 - $0.50
                                     -------         ------        --------          --------

Totals at December 31, 1999          849,333             --        (799,333)           50,000         $0.25 - $0.50
                                     =======         ======        ========          ========

   Weighted average price of outstanding options at December 31, 1998: $0.35 per share.

As of March 23, 2000, the Company had the following outstanding options. Additionally, none of the options issued and outstanding as of March 23, 2000 and/or December 31, 1999 had been exercised by the option holders.

                                     Expiring as of        Options outstanding
                                     --------------        -------------------
                                     August 31, 2000              50,000
                                                                  -------
                                                                  50,000
                                                                  ======

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


NOTE J - COMMITMENTS

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


                     Year ending
                     December 31,           Amount
                     ------------           ------
                        2000                $17,109
                                            ======

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


NOTE J - COMMITMENTS - CONTINUED

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


NOTE L - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998, respectively.

                              Quarter ended       Quarter ended     Quarter ended     Quarter ended        Year ended
                                 March 31,          June 30,        September 30,      December 31,        December 31,
                              -------------       -------------     -------------      ------------        ------------
1999
  Revenues                    $         --       $         --       $         --       $         --       $         --
  Gross profit                          --                 --                 --                 --                 --
  Net earnings
    from operations                (47,405)          (550,286)           (47,502)          (528,663)        (1,173,856)
  Basic and fully
    diluted earnings
    per share                          nil                nil                nil              (0.02)             (0.02)
  Weighted-average
    number of shares
    issued and outstanding      36,287,379         56,267,226         53,905,435         74,257,287         61,114,785

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


NOTE L - SELECTED FINANCIAL DATA (UNAUDITED) - CONTINUED

                              Quarter ended      Quarter ended      Quarter ended     Quarter ended         Year ended
                                 March 31,          June 30,        September 30,      December 31,        December 31,
                              -------------      -------------      -------------      ------------        ------------
1998
Revenues                      $         --       $         --       $         --       $         --       $         --
Gross profit                            --                 --                 --                 --                 --
Net earnings
  from operations                 (415,528)          (161,875)          (132,427)          (263,184)          (973,014)
Basic and fully
  diluted earnings
  per share                          (0.01)               nil                nil              (0.01)             (0.03)
Weighted-average
  number of shares
  issued and outstanding        33,330,640         32,406,154         34,606,598         41,535,898         36,287,379

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

                                          BAOA, INC.



        Date: August 31, 2000
                                    /s/ Peter Van Brunt,
                                    --------------------------------------------
                                    President, Principal Executive Officer,
                                    Director