Form 10QSB/A
period 2000-03-31
BAOA INC
filed 2000-09-07
CIK 923771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

--------------------------------------------------------------------------------


(Mark one)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

   [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
            1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-25416

                                   BAOA, INC.
        (Exact name of small business issuer as specified in its charter)

           California                                        33-0563989
--------------------------------                    --------------------------
  (State of incorporation)                           (IRS Employer ID Number)

                        555 Whitehall, Atlanta, GA 30381
                        --------------------------------
                    (Address of principal executive offices)

                                 (404) 222-0760
                                 --------------
                           (Issuer's telephone number)


-------------------------------------------------------------------------------


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

                                Table of Contents


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                        3

  Item 2 Management's Discussion and Analysis or Plan of Operation                  15


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                          16

  Item 2 Changes in Securities                                                      16

  Item 3 Defaults Upon Senior Securities                                            16

  Item 4 Submission of Matters to a Vote of Security Holders                        16

  Item 5 Other Information                                                          16

  Item 6 Exhibits and Reports on Form 8-K                                           16


SIGNATURES                                                                          17

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



                                                 S. W. HATFIELD, CPA
Dallas, Texas
May 22, 2000

                           BAOA, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                             March 31, 2000 and 1999

                                   (UNAUDITED)


                                                                       March 31,         March 31,
        ASSETS                                                           2000               1999
                                                                     ------------       ------------
CURRENT ASSETS
   Cash and cash equivalents                                         $     99,862       $      1,374
                                                                     ------------       ------------
     TOTAL CURRENT ASSETS                                                  99,862              1,374
                                                                     ------------       ------------

PROPERTY AND EQUIPMENT - AT COST
   Furniture and equipment                                                 62,931             51,781
   Accumulated depreciation                                               (46,707)           (41,802)
                                                                     ------------       ------------
     NET PROPERTY AND EQUIPMENT                                            16,224              9,978
                                                                     ------------       ------------

OTHER ASSETS
   Option to acquire real property                                        118,064            101,404
   Deposits and other assets                                                   --             12,961
                                                                     ------------       ------------
     TOTAL OTHER ASSETS                                                   118,064            114,365
                                                                     ------------       ------------

TOTAL ASSETS                                                         $    234,150       $    125,717
                                                                     ============       ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                  $     16,935       $     94,777
   Accrued expenses and other liabilities                                  54,555            139,103
   Advances and notes payable to affiliates and related parties                --            108,700
   Interest payable to affiliates and related parties                      31,215             10,557
   Income taxes payable                                                     4,363              3,563
                                                                     ------------       ------------
     TOTAL CURRENT LIABILITIES                                            107,068            356,700
                                                                     ------------       ------------

LONG-TERM LIABILITIES
   Notes payable to affiliates and related parties                        168,700                 --
                                                                     ------------       ------------
     TOTAL LIABILITIES                                                    275,768            356,700
                                                                     ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value.  10,000,000 shares
     authorized.  160,000 and no shares issued and outstanding                160                 --
   Common stock - $0.001 par value 90,000,000
     shares authorized.  88,871,303 and 44,991,295
     shares issued and outstanding, respectively                           88,871             44,991
   Additional paid-in capital                                           6,920,290          5,320,804
   Accumulated deficit                                                 (7,029,939)        (5,596,778)
                                                                     ------------       ------------
                                                                          (20,618)          (230,983)
   Stock subscription receivable                                          (21,000)                --
                                                                     ------------       ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 (41,618)          (230,983)
                                                                     ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $    234,150       $    125,717
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

                           BAOA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   Three months ended March 31, 2000 and 1999

                                   (UNAUDITED)

                                                                   Three months       Three months
                                                                       ended              ended
                                                                     March 31,          March 31,
                                                                       2000               1999
                                                                   ------------       ------------
REVENUES, NET                                                      $         --       $         --

COST OF SALES                                                                --                 --
                                                                   ------------       ------------

GROSS PROFIT                                                                 --                 --

OPERATING EXPENSES
   Sales and marketing expenses                                              --             15,840
   Marketing and consulting fees to related parties                     557,424              8,485
   General and administrative expenses                                   84,814             21,707
   Depreciation                                                             728              1,373
   Compensation expense related
     to common stock sales at less
     than "fair value"                                                  566,667                 --
                                                                   ------------       ------------
     TOTAL OPERATING EXPENSES                                         1,209,633             47,405
                                                                   ------------       ------------

LOSS FROM OPERATIONS                                                 (1,209,633)           (47,405)

OTHER INCOME (EXPENSE)
   Interest expense                                                      (2,993)              (121)
                                                                   ------------       ------------
     TOTAL OTHER INCOME (EXPENSE)                                        (2,993)              (121)
                                                                   ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                                    (1,212,626)           (47,526)

Federal and state income taxes                                               --                 --
                                                                   ------------       ------------

NET INCOME (LOSS) BEFORE COMPREHENSIVE INCOME                        (1,212,626)           (47,526)

OTHER COMPREHENSIVE INCOME                                                   --                 --
                                                                   ------------       ------------

COMPREHENSIVE INCOME (LOSS)                                        $ (1,212,626)      $    (47,526)
                                                                   ============       ============

Income (Loss) per weighted-average share of common
   stock outstanding, computed on net loss
   Basic and fully diluted                                         $      (0.01)               nil
                                                                   ============       ============

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

                           BAOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999

                                   (UNAUDITED)

                                                                           Three months      Three months
                                                                              ended             ended
                                                                             March 31,         March 31,
                                                                               2000              1999
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the year                                           $(1,212,626)      $   (47,526)
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation and amortization                                               728             1,373
        Consulting and other fees paid with common stock                        527,000                --
        Compensation expense related to common
          stock sales at less than "fair value"                                 566,667                --
     (Increase) decrease in
        Deposits and other assets                                                10,703                --
     Increase (decrease) in
        Accounts payable                                                        (86,827)          (15,776)
        Accrued liabilities and other                                             2,993            73,417
        Income taxes payable                                                         --                --
                                                                            -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                          (191,362)           11,488
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                          (11,151)           (2,255)
   Cash paid for option to acquire real property                                 (2,380)           (7,187)
                                                                            -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                           (13,531)           (9,442)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash overdrafts                                            --              (672)
   Proceeds from advances from related parties                                       --                --
   Payments on advances from related parties                                    (12,500)               --
   Proceeds from sale of preferred and common stock                             312,500                --
                                                                            -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       300,000              (672)
                                                                            -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 95,107             1,374
Cash and cash equivalents at beginning of period                                  4,755                --
                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    99,862       $     1,374
                                                                            -----------       ===========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid                                                            $        --       $        --
                                                                            ===========       ===========
   Income taxes paid (refunded), net                                        $        --       $        --
                                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of 900,000 shares of restricted, unregistered common stock
     as repayment of outstanding debt to related party                      $    27,000       $        --
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

                           BAOA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2000 and 1999


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2000 and 1999, respectively, are as follows:

                                                      1999          1998
                                                     ------        ------
           Federal:
               Current                               $   --        $   --
               Deferred                                  --            --
                                                     ------        ------
                                                         --            --
                                                     ------        ------
           State:
               Current                                   --            --
               Deferred                                  --            --
                                                     ------        ------
                                                         --            --
                                                     ------        ------
               Total                                 $   --        $   --
                                                     ======        ======

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

The Company's income tax expense for the three months ended March 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                     2000            1999
                                                                   ---------       ---------
Statutory rate applied to earnings (loss) before income taxes      $(412,293)      $ (16,159)

Increase (decrease) in income taxes resulting from:
  State income taxes                                                      --              --
  Other, including reserves for deferred tax asset                   412,293          16,159
                                                                   ---------       ---------

    Income tax expense                                             $      --       $      --
                                                                   =========       =========

The Company's deferred tax asset as of March 31, 2000 and 1999, respectively, is as follows:

    Net operating loss carryforwards             $ 2,614,000        $ 1,336,100
    Valuation allowance                           (2,614,000)        (1,336,100)
                                                 -----------        -----------

    Net deferred tax asset                       $        --        $        --
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

On March 31, 2000, the Company sold 160,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share for total proceeds of approximately $160,000.

Common Stock Transactions

During the first quarter of 2000, the Company issued an aggregate 5,450,000 shares of common stock to various related and unrelated parties for various financial consulting and other professional services. These transactions were valued at prices ranging between $0.06 and $0.16 per share, for a total aggregate valuation of approximately $527,000, which approximated the "fair value" of the shares on the date of issue and the related value of the services provided.

In March 2000, the Company issued 900,000 shares of restricted, unregistered common stock in satisfaction of a $27,000 note payable to a related party. The valuation of the shares ($0.03 per share) was approximately the "fair value" of the shares issued based on the discounted closing market price on the respective date of the transaction.

During the first quarter of 2000, the Company sold an aggregate 13,689,288 shares of restricted, unregistered common stock at prices ranging between $0.02 and $0.14 per share, for total aggregate proceeds received of approximately $312,000, which approximated the "fair value" of the shares issued based on the discounted closing market price on the respective date of each transaction.

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

(2)   RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, the Company experienced a net loss from operations of approximately $1,212,626 as compared to approximately $57,526 for the comparable period of 1999. Included in the charges to operations for the first quarter of 2000 was approximately $527,000 for various financial consulting and other professional fees paid in common stock and a one-time charge of approximately $566,667 for the recognition of the "fair value" charge related to the differential between the quoted closing market price of the Company's common stock and the proceeds received on the related sales on the respective date of each transaction.

For comparative purposes, the Company experienced a proforma net loss for the first quarter of 2000 of approximately $118,959 as compared to approximately $57,526 for the first quarter of 1999. The Company experienced increases in general and administrative costs, principally in legal and professional fees and travel expenses, related to the start-up and development of the Company's telemarketing call centers.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None

ITEM 2 - CHANGES IN SECURITIES

      On March 31, 2000, the Company sold 160,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share for total proceeds of approximately $160,000.

      During the first quarter of 2000, the Company issued an aggregate 5,450,000 shares of common stock to various related and unrelated parties for various financial consulting and other professional services. These transactions were valued at prices ranging between $0.06 and $0.16 per share, for a total aggregate valuation of approximately $527,000, which approximated the "fair value" of the shares on the date of issue and the related value of the services provided.

      In March 2000, the Company issued 900,000 shares of restricted, unregistered common stock in satisfaction of a $27,000 note payable to a related party. The valuation of the shares $(0.03) was approximately the "fair value" of the shares issued based on the discounted closing market price on the respective date of the transaction.

      During the first quarter of 2000, the Company sold an aggregate 13,689,288 shares of restricted, unregistered common stock at prices ranging between $0.02 and $0.14 per share, for total aggregate proceeds received of approximately $312,000, which approximated the "fair value" of the shares issued based on the discounted closing market price on the respective date of each transaction.

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

                                           BAOA, Inc.

August    31   , 2000                            /s/ Peter Van Brunt
       --------                            -------------------------------------
                                           Peter Van Brunt
                                           President, Director
                                           and Principal Executive Officer