Form 10QSB/A
period 2000-06-30
BAOA INC
filed 2000-09-07
CIK 923771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

================================================================================

(Mark one)
    XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (404) 222-0760
                           ---------------------------
                           (Issuer's telephone number)



       2635 Camino del Rio, South, Suite 210, San Diego, CA         92108
       ------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


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

                                Table of Contents


                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                                           3

  Item 2 Management's Discussion and Analysis or Plan of Operation                                     18


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                                             19

  Item 2 Changes in Securities                                                                         19

  Item 3 Defaults Upon Senior Securities                                                               20

  Item 4 Submission of Matters to a Vote of Security Holders                                           20

  Item 5 Other Information                                                                             20

  Item 6 Exhibits and Reports on Form 8-K                                                              20


SIGNATURES                                                                                             20

                                       2

[S. W. HATFIELD LETTERHEAD]

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



                                       S. W. HATFIELD, CPA
Dallas, Texas
August 10, 2000

                           BAOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2000 and 1999

                                   (UNAUDITED)

                                                                        June 30,           June 30,
                                                                          2000               1999
                                                                      ------------       ------------
ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                           $     16,689       $      7,726
   Note receivable from shareholders                                        83,015                 --
                                                                      ------------       ------------
      TOTAL CURRENT ASSETS                                                  99,884              7,726
                                                                      ------------       ------------

PROPERTY AND EQUIPMENT - AT COST                                            85,176             51,781
   Accumulated depreciation                                                (47,854)           (43,196)
                                                                      ------------       ------------
      NET PROPERTY AND EQUIPMENT                                            37,322              8,585
                                                                      ------------       ------------

OTHER ASSETS
   Option to acquire real property                                              --            103,784
   Deposits and other assets                                                    --             12,960
                                                                      ------------       ------------
      TOTAL OTHER ASSETS                                                        --            116,744
                                                                      ------------       ------------

TOTAL ASSETS                                                          $    137,206       $    133,055
                                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Cash overdraft                                                     $      5,585       $         --
   Accounts payable                                                         72,310            113,699
   Accrued expenses                                                         54,555             93,555
   Advances and notes payable to affiliates and related parties                 --            108,700
   Interest payable to affiliates and related parties                       34,824             10,677
   Income taxes payable                                                      4,363              4,363
                                                                      ------------       ------------
      TOTAL CURRENT LIABILITIES                                            171,637            330,994
                                                                      ------------       ------------

LONG-TERM LIABILITIES
   Notes payable to affiliates and related parties                         168,700                 --
                                                                      ------------       ------------
      TOTAL LIABILITIES                                                    340,337            330,994
                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value.  10,000,000 shares
      authorized.  160,000 and -0- shares issued and outstanding               160                 --
   Common stock - $0.001 par value 90,000,000
      shares authorized.  88,078,445 and 63,172,013
      shares issued and outstanding, respectively                           88,078             63,172
   Additional paid-in capital                                            8,126,697          5,883,873
   Accumulated deficit                                                  (8,397,066)        (6,144,984)
                                                                      ------------       ------------
                                                                          (182,131)          (197,939)
   Stock subscription receivable                                           (21,000)                --
                                                                      ------------       ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                (203,131)          (197,939)
                                                                      ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $    158,206       $    133,055
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

                          BAOA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               Three and Six months ended June 30, 2000 and 1999

                                  (UNAUDITED)

                                             Six months         Six months        Three months       Three months
                                               ended              ended              ended              ended
                                              June 30,           June 30,           June 30,           June 30,
                                                2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
REVENUES
   Telemarketing revenues                   $     59,565       $         --       $     59,565       $         --
                                            ------------       ------------       ------------       ------------

OPERATING EXPENSES
   Marketing and consulting fees
      to related parties                         728,593            531,829            171,169            507,504
   General and administrative expenses           322,618             60,096            237,804             38,389
   Compensation expense related
      to common stock sales at less
      than "fair value"                          566,667                 --                 --                 --
   Depreciation                                    1,875              2,766              1,147              1,393
                                            ------------       ------------       ------------       ------------
      TOTAL OPERATING EXPENSES                 1,619,753            594,691            410,120            547,286
                                            ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                          (1,560,188)          (594,691)          (350,555)          (247,286)

OTHER INCOME (EXPENSE)
   Interest expense                               (8,102)              (241)            (5,109)              (120)
                                            ------------       ------------       ------------       ------------
      TOTAL OTHER INCOME (EXPENSE)                (8,102)              (241)            (5,109)              (120)
                                            ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES             (1,568,290)          (594,932)          (355,664)          (247,406)

Federal and state income taxes                      (800)              (800)              (800)              (800)
                                            ------------       ------------       ------------       ------------

NET INCOME (LOSS) BEFORE
   COMPREHENSIVE INCOME                       (1,569,090)          (595,732)          (356,464)          (248,206)

OTHER COMPREHENSIVE INCOME                            --                 --                 --                 --
                                            ------------       ------------       ------------       ------------

COMPREHENSIVE INCOME (LOSS)                 $ (1,569,090)      $   (595,732)      $   (356,464)      $   (248,206)
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

                           BAOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2000 and 1999

                                   (UNAUDITED)

                                                                                     Six months         Six months
                                                                                       ended              ended
                                                                                      June 30,           June 30,
                                                                                        2000               1999
                                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                                  $(1,569,090)      $  (595,732)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                                     1,875             2,766
         Common stock issued for fees and services                                       527,000           479,750
         Compensation expense related to common
            stock sales at less than "fair value"                                        566,667                --
      (Increase) decrease in
         Deposits and other assets                                                        10,703           (10,703)
      Increase (decrease) in
         Accounts payable                                                                (31,452)            3,146
         Accrued liabilities and other                                                     6,602            38,693
         Income taxes payable                                                                 --               800
                                                                                     -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                                   (487,695)          (81,280)
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                   (33,396)           (2,255)
   Cash received on note receivable on sale of option                                    230,000                --
   Cash paid for option to acquire real property                                          (2,380)           (9,567)
                                                                                     -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                                    194,224           (11,822)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash overdrafts                                                  5,585              (672)
   Payments on advances from related parties                                             (12,500)               --
   Proceeds from sale of common stock                                                    312,500           101,500
                                                                                     -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                305,585           100,828
                                                                                     -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          12,114             7,726
Cash and cash equivalents at beginning of period                                           4,755                --
                                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    16,869       $     7,726
                                                                                     -----------       ===========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid                                                                     $     1,500       $        --
                                                                                     ===========       ===========
   Income taxes paid (refunded), net                                                 $       800       $        --
                                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of 900,000 shares of restricted, unregistered common stock
     as repayment of outstanding debt to related party                               $    27,000       $        --
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

                           BAOA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BACKGROUND AND ORGANIZATION

BAOA, Inc. (BAOA or Company) was originally incorporated on August 15, 1983 according to the laws of the State of California. BAOA was dormant until 1993. From 1993 through 1997, BAOA was engaged in the development, sale and marketing of an educational and entertainment board game, the marketing of an affinity credit card, the licensing of its trademarked logo "Black Americans of Achievement" and the development for production of a television game show.

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

                           BAOA, INC. AND SUBSIDIARIES

NOTE A - BACKGROUND AND ORGANIZATION - CONTINUED

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

                           BAOA, INC. AND SUBSIDIARIES

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7.      Advertising

        The Company expenses direct advertising and marketing costs as incurred.

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

                           BAOA, INC. AND SUBSIDIARIES

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


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for the years ended June 30, 2000 and 1999, respectively, are as follows:

                           2000          1999
                          -------      -------
Federal:
     Current              $    --      $    --
     Deferred                  --           --
                          -------      -------
                               --           --
                          -------      -------
State:
     Current                  800          800
     Deferred                  --           --
                          -------      -------
                              800          800
                          -------      -------
     Total                $   800      $   800
                          =======      =======

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
                                                                   =========       =========

                           BAOA, INC. AND SUBSIDIARIES

NOTE F - INCOME TAXES - CONTINUED

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

                           BAOA, INC. AND SUBSIDIARIES

NOTE G - CAPITAL STOCK TRANSACTIONS - CONTINUED

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

In March 2000, the Company issued 900,000 shares of restricted, unregistered common stock in satisfaction of a $27,000 note payable to a related party. The valuation of the shares ($0.03 per share) was approximately the"fair value" of the shares issued based on the discounted closing market price on the respective date of the transaction.

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

                                                                       Expired or
                                   Balance at          Granted          Exercised         Balance at         Exercise price
        Program                 December 31, 1997    during 1998       during 1998     December 31, 1998        per share
---------------------------     -----------------    -----------       -----------     -----------------     --------------
1997 Consultant options               200,000                --          (200,000)                --               N/A
1998 Consultant options                    --            50,000                --             50,000          $        0.35
1998 Stock sale options                    --           800,333           (10,000)           799,333          $0.04 - $0.50
                                     --------          --------          --------           --------

Totals at December 31, 1998           200,000           850,333          (210,000)           840,333          $0.25 - $0.50
                                     ========          ========          ========           ========

Weighted average price of outstanding options at December 31, 1998: $0.22 per share.

                                                                       Expired or
                                    Balance at         Granted          Exercised          Balance at        Exercise price
        Program                 December 31, 1998    during 1999       during 1999     December 31, 1999        per share
---------------------------     -----------------    -----------       -----------     -----------------     --------------
1998 Consultant options                50,000                --                --             50,000          $        0.35
1998 Stock sale options               799,333                --          (799,333)                --          $0.04 - $0.50
                                     --------          --------          --------           --------

Totals at December 31, 1999           840,333                --          (799,333)            50,000          $0.25 - $0.50
                                     ========          ========          ========           ========

Weighted average price of outstanding options at December 31, 1998: $0.35 per share.

As of August 10, 2000, the Company had the following outstanding options. Additionally, none of the options issued and outstanding as of August 10, 2000 and/or December 31, 1999 had been exercised by the option holders.

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




                (Remainder of this page left blank intentionally)

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


(2) RESULTS OF OPERATIONS, PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, the Company experienced a net loss from operations of approximately $1,560,188 as compared to approximately $594,691 for the comparable period of 1999. Included in the charges to operations for the first quarter of 2000 was approximately $527,000 for various financial consulting and other professional fees paid in common stock and a one-time charge of approximately $566,667 for the recognition of the "fair value" charge related to the differential between the quoted closing market price of the Company's common stock and the proceeds received on the related sales on the respective date of each transaction.

For comparative purposes, the Company experienced a proforma net loss for the first quarter of 2000 of approximately $466,521 as compared to approximately $594,691 for the first quarter of 1999. The Company experienced increases in general and administrative costs, principally in legal and professional fees and travel expenses, related to the start-up and development of the Company's telemarketing call centers. Further, the Company recognized expense reductions of approximately $31,400 related to the cancellation of various trade accounts payable obligations which were more than three years old and had experienced no claims or extended requests for payment by various trade creditors related to former product lines of the Company.

It should be noted that the Company's initial call center opened during the second quarter resulting in the recognition of approximately $59,565 in revenues.

As of June 30, 2000, the Company had $16,689 in cash on hand and in the bank. The primary sources of cash and financing for the Company for the six months then ended was $59,565 from telemarketing call center revenues, $230,000 from the sale of the option to acquire a building in Atlanta, Georgia to a related party and $331,500 from sales of common and preferred stock. The primary uses of cash during that period were $611,146 to finance the Company's operations, $2,380 for investments, and $33,396 for fixed assets. The Company currently maintains a positive cash balance through sales of common stock and call center revenues.

The Company operates a call center business division under the operating name of Call-Solutions.com. Call-Solutions.com currently maintains its first teleservices center in Montego Bay, Jamaica.

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

        In March 2000, the Company issued 900,000 shares of restricted, unregistered common stock in satisfaction of a $27,000 note payable to a related party. The valuation of the shares $(0.03) was approximately the"fair value" of the shares issued based on the discounted closing market price on the respective date of the transaction.

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

                                                                      BAOA, INC.


August 31, 2000                                  /s/ Peter Van Brunt
                                      ------------------------------------------
                                                                 Peter Van Brunt
                                             President, Chief Executive Officer,
                                           Director and Chief Accounting Officer