Form 10QSB
period 2000-09-30
BAOA INC
filed 2000-11-14
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For Quarter ended September 30, 2000
                         Commission File Number 0-25416

                                   BAOA, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       CALIFORNIA               33-0563989
                 -----------------               --------------
           (State of Incorporation)          (I.R.S. Employer ID No.)

                      555 Whitehall, Atlanta, Georgia 30381
     ----------------------------------------------------------------------
                 (Address of Principal Executive Offices)  (Zip)

                                 (404) 222-0760
                               ------------------
                  (Registrant's telephone, including area code)


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

As of September 30, 2000, the registrant had 90, 000,000 shares of common stock, $.001 par value, issued and outstanding.

ITEM  1  AUDITOR'S  SUMMARY






                           BAOA, INC. AND SUBSIDIARIES
                          REVIEWED FINANCIAL STATEMENTS
                                  FOR THE NINE
                                       AND
                             THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2000
                                       AND
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                    CONTENTS

ACCOUNTANTS'  REVIEW REPORT                                                     1
FINANCIAL STATEMENTS
  Consolidated balance sheets                                                 2-3
  Consolidated statements of operations                                       4-5
  Consolidated statements of cash flows                                       6-7

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                                    8-9

NOTES TO THE FINANCIAL STATEMENTS                                           10-12

                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
                           ACCOUNTANTS' REVIEW REPORT


Board  of  Directors  and  the  Shareholders
BAOA,  Inc.
Atlanta,  Georgia

We have reviewed the accompanying consolidated balance sheets of BAOA, Inc. (a California corporation) and its subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, and cash flows, for the nine and the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BAOA, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

A review consists of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KAHN  BOYD  LEVYCHIN

Kahn  Boyd  Levychin,
Certified  Public  Accountants
November  7,  2000



67  Wall Street, 5th Floor New York, NY 10005                     (212) 843-4100

                           BAOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


================================================================================

                                                                  2000      1999

--------------------------------------------------------------------------------


                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $  1,596        99
  Accounts receivable                                                      5,148
--------------------------------------------------------------------------------


  TOTAL CURRENT ASSETS                                           6,744        99
--------------------------------------------------------------------------------


FIXED ASSETS
  Equipment                                                    67,708
  Furniture and fixtures                                        14,820    51,781
  Leasehold improvements                                                  11,150
--------------------------------------------------------------------------------


                                                                93,678    51,781
  Less: accumulated depreciation                                48,823    44,588
--------------------------------------------------------------------------------


  NET FIXED ASSETS                                              44,855     7,193
--------------------------------------------------------------------------------


OTHER ASSETS
  Investments                                                            108,544
  Deposits                                                                12,960
--------------------------------------------------------------------------------


  TOTAL OTHER ASSETS                                                     121,504
--------------------------------------------------------------------------------


  TOTAL ASSETS                                                $ 51,599  $128,796
================================================================================


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.



                                    BAOA, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER 30, 2000 AND 1999
                                            (UNAUDITED)


======================================================================================

                                                                  2000         1999

            LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES
  Cash overdraft                                            $    30,598   $
  Accounts and accrued expenses payable                         679,035       232,495
  Income taxes payable                                            4,363         4,363
  Notes payable, shareholders and related parties (Note 1)      200,800       140,500
--------------------------------------------------------------------------------------


    TOTAL CURRENT LIABILITIES                                   914,796       236,858
--------------------------------------------------------------------------------------


    TOTAL LIABILITIES                                           914,796       377,358
--------------------------------------------------------------------------------------


SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 90,000,000 and 63,172,013 issued and
      outstanding respectively)                                  90,000        63,172
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 160,000 and 0 shares issued and
      outstanding respectively)                                     160
  Additional paid-in capital                                  8,184,775     4,873,210
  Accumulated deficit                                        (9,117,132)   (5,184,944)
--------------------------------------------------------------------------------------


                                                               (842,197)     (248,562)
  Stock subscription receivable                                 (21,000)
--------------------------------------------------------------------------------------


    TOTAL SHAREHOLDERS' DEFICIT                                (863,197)     (248,562)
--------------------------------------------------------------------------------------


    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $    51,599    $  128,796
======================================================================================


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies



                              BAOA, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2000 AND 1999
                                      (UNAUDITED)

======================================================================================

                                                                2000          1999

--------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Cash overdraft                                            $    30,598   $
  Accounts and accrued expenses payable                         679,035       232,495
  Income taxes payable                                            4,363         4,363
  Notes payable, shareholders and related parties (Note 1)      200,800       140,500
--------------------------------------------------------------------------------------


    TOTAL CURRENT LIABILITIES                                   914,796       236,858
--------------------------------------------------------------------------------------


    TOTAL LIABILITIES                                           914,796       377,358
--------------------------------------------------------------------------------------


SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 90,000,000 and 63,172,013 issued and
      outstanding respectively)                                  90,000        63,172
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 160,000 and 0 shares issued and
      outstanding respectively)                                     160
  Additional paid-in capital                                  8,184,775     4,873,210
  Accumulated deficit                                        (9,117,132)   (5,184,944)
--------------------------------------------------------------------------------------


                                                               (842,197)     (248,562)
  Stock subscription receivable                                 (21,000)
--------------------------------------------------------------------------------------


    TOTAL SHAREHOLDERS' DEFICIT                                (863,197)     (248,562)
--------------------------------------------------------------------------------------


    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $    51,599   $   128,796
======================================================================================


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                                BAOA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE NINE
                                            AND
                                   THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 2000
                                            AND
                                     SEPTEMBER 30, 1999
                                        (UNAUDITED)

===========================================================================================

                           NINE MONTHS      NINE MONTHS     THREE MONTHS     THREE MONTHS
                              ENDED            ENDED            ENDED            ENDED
                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                              2000             1999             2000             1999
-------------------------------------------------------------------------------------------


Revenue                  $      131,345   $                $      $71,780   $
-------------------------------------------------------------------------------------------


OPERATING EXPENSES
  Sales and marketing         1,380,609          504,923          652,016           14,092
  Compensation expense
    related to common
      stock sales at less
        than fair market
          value                 566,667
  General and
    administrative              463,580          140,270          139,087           36,410
-------------------------------------------------------------------------------------------


TOTAL OPERATING
  EXPENSES                    2,410,856          645,193          791,103           50,502
-------------------------------------------------------------------------------------------


LOSS FROM OPERATIONS         (2,279,511)        (645,193)        (719,323)         (50,502)
-------------------------------------------------------------------------------------------


OTHER EXPENSE
  Interest expense                8,846              362              744              121
-------------------------------------------------------------------------------------------


TOTAL OTHER EXPENSE               8,846              362              744              121
-------------------------------------------------------------------------------------------


LOSS BEFORE PROVISION
  FOR INCOME TAXES           (2,288,357)        (645,555)        (720,067)         (50,623)
Provision for income
  taxes (current)                   800              800
-------------------------------------------------------------------------------------------


NET LOSS                 $   (2,289,157)  $     (646,355)  $   (1,569,090)  $      (50,623)
===========================================================================================


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                              BAOA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE NINE
                                          AND
                                 THE THREE MONTHS ENDED
                                   SEPTEMBER 30, 2000
                                          AND
                                   SEPTEMBER 30, 1999
                                      (UNAUDITED)

======================================================================================

                       NINE MONTHS      NINE MONTHS     THREE MONTHS     THREE MONTHS
                          ENDED            ENDED            ENDED            ENDED
                      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                          2000             1999             2000             1999
--------------------------------------------------------------------------------------


Loss per weighted
  average shares of
    common stock
      outstanding    $         (.03)  $         (.01)  $         (.02)  $         (.01)

Weighted average
  number of shares
    of common stock
      outstanding        85,651,747       53,903,435       85,723,946       53,391,082


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                           BAOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                SEPTEMBER 30, 2000
                                       AND
                                SEPTEMBER 30, 1999
                                   (UNAUDITED)

=================================================================================

                                                             2000         1999
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(2,289,157)  $(646,355)
  Adjustments to reconcile net loss to net cash used in
     operating activities
      Depreciation                                             2,844       4,158
      Common stock issued for fees and services              587,000     479,750
      Compensation expense related to common stock
          sales at less than fair market value               566,667
  Changes in operating assets and liabilities
      Increase in accounts receivable                         (5,148)
      Decrease (increase) in deposits and other assets        10,703     (10,703)
      Increase in accounts and accrued expenses payable      492,496      56,403
  Increase in income taxes payable                               800
---------------------------------------------------------------------------------


NET CASH USED IN OPERATING ACTIVITIES                       (634,595)   (115,947)
---------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                        (41,898)     (2,255)
  Proceeds from notes receivable                             313,015
  Increase in option to acquire real estate                   (2,380)    (14,327)
---------------------------------------------------------------------------------


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          268,737     (16,582)
---------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in cash overdraft                       30,599        (672)
  Net increase in notes payable                               19,600      31,800
  Proceeds from sale of common stock                         312,500     101,500
---------------------------------------------------------------------------------


NET CASH PROVIDED BY FINANCING ACTIVITIES                    362,699     132,628
---------------------------------------------------------------------------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (3,159)         99
Cash and cash equivalents, beginning of year                   4,755
---------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     1,596   $      99
=================================================================================



See  accountants'  review report, the notes to the financial statements, and the
summary  of  significant  accounting  policies.                    6

                           BAOA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
                                       AND
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

=================================================================================

                                                            2000    1999
---------------------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
         Interest expense                                  $ 1,500  $
  Income taxes                                             $   800  $      800

   Issuance of 900,000 shares of restricted, unregistered
      common stock as repayment of outstanding debt to
         related party                                     $27,000


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.
                                          7

                           BAOA, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization

BAOA, Inc. ("BAOA") was incorporated in the State of California in October of 1983. BAOA remained dormant until 1993. From 1993 to 1997, BAOA was engaged in the development, sale, and marketing of an educational and entertainment board game, the marketing of an affinity credit card, the licensing of a trademark logo, "Black Americans of Achievement," and the development of a television game show.

During 1997, BAOA redirected its efforts to the operation of telemarketing call centers located in federally designated empowerment zones throughout the United States. In 2000, BAOA refined its business plan to include worldwide call center business locations. BAOA opened, and has derived revenue from, its initial call center domiciled in Montego Bay, Jamaica during the second quarter of 2000.

In anticipation of opening call centers in Atlanta and New York, BAOA incorporated two wholly owned subsidiaries: Call Atlanta, Inc., which was incorporated in January 1998 in the State of Georgia to operate the Company's telemarketing call center operations located in the Atlanta, Georgia designated empowerment zone, and Call Harlem, Inc., which was incorporated in September 1998 in the State of Delaware to operate BAOA's telemarketing call center operations located in the New York City designated empowerment zone. Both of these entities are currently inactive.

The accompanying financial statements present the consolidated financial condition, operations, and cash flows of BAOA, and its wholly owned subsidiaries Call Atlanta, Inc. and Call Harlem, Inc. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are collectively referred to as the "Company."

Accounting  basis

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly revenues are recognized when services are rendered and expenses realized when the obligation is incurred.

Cash  and  cash  equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

See accountants' review report and the accompanying notes to the financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Fixed  assets

Fixed assets are stated at cost. Depreciation is computed using the straight line method over the following estimated useful lives:


                                              Estimated
Description                                  useful life
--------------------------------------------------------

Office equipment and furniture and fixtures      5 years
Capital improvements                             7 years


Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Reclassifications

The financial statement presentation for 1999 has been changed to conform to the presentation in 2000.

Income  taxes

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109, under which deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


See accountants' review report and the accompanying notes to the financial statements.

                           BAOA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE  1  -  NOTES  PAYABLE,  SHAREHOLDERS  AND  RELATED  PARTIES

Notes  payable,  shareholders  and  related  parties are broken down as follows:


                                                               2000      1999
--------------------------------------------------------------------------------

5% interest note payable on demand; no monthly payments of
principal and interest are required                          $ 63,250  $ 30,150

Non-interest note payable on demand; no monthly payments of
principal are required                                         60,000    60,000

5% interest note payable on demand; no monthly payments of
principal and interest are required                            39,050    12,350

11% note payable on demand; no monthly payments of
principal and interest are required                            20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                            12,500    25,000

8% note payable on demand; no monthly payments of principal
and interest are required                                       6,000    13,000
--------------------------------------------------------------------------------


                                                             $200,800  $140,500
================================================================================


NOTE  2  -  INCOME  TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:


                                                              2000        1999
--------------------------------------------------------------------------------

Net operating loss to be carried forward                  $2,279,285  $1,296,235
Less: valuation allowance                                  2,279,285   1,296,235


NET  DEFERRED  TAX  ASSET                                 $           $
================================================================================

It is believed that the Company will not ever benefit from the deferred tax asset.

See accountants' review report, and the summary of significant accounting policies.

                           BAOA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================


NOTE  2  -  INCOME  TAXES  (CONTINUED)
The Company incurred no federal income tax expense for the periods ended September 30, 2000 and 1999, and utilized no tax carryforward losses. The Company incurred $800 and $800 respectively of state income tax expense for the periods ended September 30, 2000 and 1999. The Company has a net operating loss carryover of $5,184,944 to offset future income tax.

NOTE  3  -  OPERATING  FACILITIES

The Company maintains its offices in facilities located in downtown Atlanta, Georgia. The Company is not being charged rent for use of the facilities.

NOTE  4  -  YEAR  2000  (Y2K)  COMPLIANCE

The company has taken steps to ensure year 2000 compliance for all significant computer operations by replacing hardware and re-writing software as necessary.

NOTE  5  -  CONCENTRATIONS  OF  CREDIT  RISK

100% of the Company's revenue is derived from a call center that it operates that is domiciled in Montego Bay, Jamaica.

NOTE  6  -  SUBSEQUENT  EVENT

In October 2000, the Company's board of directors and shareholders adopted and approved the following amendments to the Company's articles of incorporation:

1. The total number of shares of common stock that the Company is authorized to issue is 90,000,000 shares after the reverse stock split.

2. A 20:1 reverse stock split, pursuant to which every share of the Company's common stock was changed into one-twentieth (1/20th) of a common share.

3.  The  name  of  the  Company  was  changed  to  Call  Solutions,  Inc.

NOTE  7  -  GOING  CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.
See accountants' review report, and the summary of significant accounting policies.

                           BAOA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE  7  -  GOING  CONCERN  (CONTINUED)

As shown in the accompanying financial statements, the Company incurred a net loss of $2,289,157 for the nine months ended September 30, 2000, and as of that date had incurred cumulative losses since inception of $9,117,132.

The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.
The ability of the Company to continue as a going concern is dependent on increasing revenue and obtaining additional capital and financing.

During the second quarter of 2000, the Company opened, and derived revenue from, its initial call center domiciled in Montego Bay, Jamaica. The Company anticipates opening additional call centers in Atlanta, Georgia, and New York in 2001. Additionally, the Company's management believes that its ongoing efforts to raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.





See accountants' review report, and the summary of significant accounting policies.

ITEM  2:  Management's  Plan  of  Operation.

As of September 30,2000 the Company had $1,596 cash on hand and in the bank. The primary sources of cash and financing for the Company for the nine months then ended was $131,345 from call center telemarketing revenues, $313,015 proceeds from loans, and $312,500 from sales of common and preferred stock. The primary uses of cash during that period were $714,178 to finance the Company's operations, $2,380 for investments, and $41,898 for fixed assets. The Company currently maintains a positive cash balance through sales of common stock and call center revenues.

The Company operates a call center business division under the operating name of Call-Solutions, Inc. BAOA, Inc. currently maintains its first teleservices center in Montego Bay, Jamaica.

BAOA, Inc. intends to open call centers throughout the world in locations that provide positive business regulations and labor conditions that are encouraging to labor intensive businesses. The Company intends to become a world leader in "direct-to-consumer" distribution of goods and services by using its call center operation. The Company's goal is to be the first choice of corporate business customers who wish to out-source their company's teleservice needs.

Recent dynamic changes in the telecommunications industry have caused long distance phone rates to drastically decrease over the past three years. Consequently, due to changes in satellite technology and the use of private networks, phone calls can be made off-shore into the United States in a commercially efficient manner. This phenomenon has created an opportunity for labor intensive businesses that incur extensive long distance telephone service costs in their revenue generating process. The Company's primary business strategy has shifted to take advantage of this phenomenon by using its Call-Solutions, Inc. division to open call centers offshore in countries with lower costs of living, lower labor rates, and large labor pools of educated, English speaking populations. As training and continual retraining of call center employees represent two of the most significant costs of call center businesses, the Company believes the labor cost benefits available in these off-shore markets will significantly increase its profitability on call center projects.

In order to accelerate the Company's call center business focus, the Company has formed strategic alliances with various call center operators and managers to establish new Company owned call centers. The Company has a strategic alliance with Jake Kresge & Associates to provide time-share appointment-setting projects for some of the nation's largest time-share developers. Kresge & Associates have over twenty-five years of success in the time-share marketing business. The Company also has a strategic alliance with MKT Communications to provide call center management and out-bound teleservice work to domestic call centers. Through its alliances, the Company has obtained purchase orders worth more than thirty-one million dollars for outsource teleservice work to be performed. Management anticipates the Company's Jamaica call center may have gross revenue in excess of five million dollars per year if the center is able to reach its full capacity.

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

In October 2000, the Company's board of directors and shareholders adopted and approved the following amendments to the Company's articles of incorporation:

1. The total number of shares of common stock that the Company is authorized to issue is 90,000,000 shares after the reverse stock split.

2. A 20:1 reverse stock split, pursuant to which every share of the Company's common stock was changed into one-twentieth (1/20th) of a common share.

4.  The  name  of  the  Company  was  changed  to  Call  Solutions,  Inc.



PART  II     OTHER  INFORMATION

ITEM  1     Not  applicable.

ITEMS  2-4:     Not  applicable

ITEM  5:     Information  required  in  lieu  of  Form  8-K:  None

ITEM  6:     Exhibits  and  Reports  on  8-K:

     a)  Exhibit  #  27.1:  "Financial  Data  Schedule"
b)  Reports  filed  on  Form  8-K: Changes in Registrant's Certifying Accountant


                                  SIGNATURES
                               -----------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                 BAOA,  INC.


     Date:  November 14, 2000    /s/  Peter  Van  BruntPeter  Van  Brunt,
                                 -----------------------
                                 President,  Principal  Exec  Officer,  Director