Form 10KSB
period 2000-12-31
CALL-SOLUTIONS INC
filed 2001-03-20
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2000

                         Commission File Number 0-25416

                              Call Solutions, Inc.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           CALIFORNIA                                33-0563989
    -----------------------                        -----------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

                      555 Whitehall, Atlanta, Georgia 30381
               -----------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

                                 (404) 222-0760
                               ------------------
              (Registrant's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)

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


          Yes  X                    No
              ---


The  issuer's  had revenues of $131,840.00 for the year ended December 31, 2000.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 2000 was $417,295.

                                     PART 1

ITEM  1     DESCRIPTION  OF  BUSINESS

Business  Development
---------------------

The Company was incorporated in California on August 15, 1983 using the name of Tahoe Lake Concessions, Inc. The Company remained dormant until 1993. On June 21, 1993, the Company's shareholders approved a name change to BAOA, Inc. From 1993 through 1997, BAOA was engaged in the development, marketing, and sales of an educational and entertainment board game, the marketing of an affinity credit card, the licensing of a trademark logo, "Black Americans of Achievement," and the development of a television game show. On October 4, 2000, the Company's shareholders approved a name change to Call-Solutions, Inc. On January 20, 2001, the name change was officially filed with the California Secretary of State.

There  have  been  no  bankruptcy,  receivership  or  similar  proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business  of  the  Issuer
-------------------------

Call-Solutions' mission is to open call centers throughout the world in locations which have business atmospheres that are encouraging to labor intensive business operations. The Company's goal is to be the first choice of corporate business customers who wish to outsource their company's teleservice needs. The company will design its call centers to be multi-media contact centers to facilitate computer telephony integration technology enabling all Internet, cable and telephony commerce.

The Company also desires to become a world leader in "direct-to-consumer" distribution of goods and services by using its call center operation.


Competition
-----------

While the size and financial strength of the Company's competitors are substantially greater than those of the Company, management believes the Company will be able to compete effectively because it will incur lower costs and expenses due to significantly lower labor costs. The Company believes that the affordable labor rate will significantly increase its profitability on call center projects. This factor will also allow the company to train its teleservice representatives for new sales and marketing campaigns at extremely competitive rates. This ability to re-train its teleservices representatives at an affordable rate will make the Company's call centers more competitive in the marketplace.

ITEM  2     DESCRIPTION  OF  PROPERTY

The Company has a lease on their office space located at 555 Whitehall Street, Atlanta, Georgia.


ITEM  3     LEGAL  PROCEEDINGS

The  Company  had  no  legal  proceedings  in  2000  and  none  are  pending.


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On October 4, 2000, the Company held a Special Meeting of the Shareholders. The Shareholders were considering the following issues:

1. Resolution Number 1. A Shareholders' resolution amending Article 4 of the Amended Articles of Incorporation and approving a reverse stock split of the issued and outstanding shares of this Corporation's Common Stock.

2. Resolution Number 2. A Shareholders' resolution amending the Amended Articles of Incorporation so that there will be 90,000,000 common shares authorized after the Reverse Split.

3. Resolution Number 3. A Shareholders' resolution amending Article 1 of the Amended Articles of Incorporation to change the name of the Corporation to:
     Call-Solutions,  Inc.

4.   Resolution  Number  4.  Ratification of Accounting firm Kahn Boyd Levychin,
     CPAs.


Vote  of  Shareholders
----------------------

A majority of the Shareholders voted in favor of Resolutions 1, 2, 3 and 4 as follows:

                                 FOR       AGAINST   ABSTAIN
        Resolution Number 1  117,881,596  2,014,866   32,100
        Resolution Number 2  117,762,696  2,111,866   54,100
        Resolution Number 3  119,269,896    587,666   71,000
        Resolution Number 4  118,964,062    681,500  283,000

                                     PART II


ITEM  5     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS  MATTERS.

General
-------

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

      1999             LOW  HIGH
      First Quarter    .10  1.20
      Second Quarter   .60  3.00
      Third Quarter    .60  1.20
      Fourth Quarter   .40  1.00

      2000             LOW  HIGH
      First Quarter    .60  6.00
      Second Quarter  1.00  2.40
      Third Quarter    .40  1.20
      Fourth Quarter   .02   .31

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

As of December 31, 2000, there were approximately 456 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan  of  Operations
--------------------

The Company has formed strategic alliances with various call center operators and managers to establish company owned centers. Long distance phone rates have been drastically reduced over the last three years. Consequently, through the use of private networks and satellite technology, long distance phone calls can be made off-shore into the USA as cheaply as long distance phone calls can be made intrastate. This has created a revenue opportunity for the company's labor-intensive business which heavily uses long distance phone calls to generate income.

Call-Solutions' primary business strategy has shifted to take advantage of this opportunity by opening call centers off-shore, in countries which have a labor pool from which to select workers. In many foreign English speaking countries, the cost of living is substantially less than in the USA, therefore the cost of labor for low-technology employment positions is much more economical than in the USA.

Call-Solutions had opened and planned to expand a call center in Montego Bay, Jamaica. However, the opportunity to acquire an existing call center with over 250 seats has now become available. Call-Solutions ceased its call center operations to engage in the acquisition of Sharpe Communications, a call center located in the Cazoumar Free Zone. The Sharpe Communications call center has the ability to handle both inbound and outbound teleservice work. Currently, Sharpe Communications performs outbound direct marketing of its own travel club products and credit cards.

Sharpe Communications reported gross revenues over the last 12 months in excess of three million eight hundred thousand United States dollars (US $3,800,000.00) and revenue over the next twelve months is expected to gross over twelve million United States dollars (US $12,000,000.00). Sharpe offers its clients three options:

1. Complete outsourcing of their clients' teleservice needs, including recruitment, training, and management.
2. Access to agent positions and telecommunications. Sharpe supplies fully equipped workstations and telecommunications equipment, the client hires and trains their own agents.
3. Space and telecommunications only. Clients construct their own agent workstations and handle all personnel matters including recruitment, training and management.

The acquired Company's Jamaica call center is projected to gross over twelve million dollars in sales provided it ramps up to its full capacity during the next twelve months.

The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget and a lack of funding due to the Company's inability to raise capital in the Equity Securities Market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps and would instead delay all cash intensive activities.

Results  of  Operations
-----------------------

As of December 31, 2000, the Company had $2,282 cash on hand and in the bank. The primary sources of cash and financing for the Company for the year ended December 31, 2000 were $696,951 from the issuance of stock and additional paid in capital, shareholders' loans to the Company of $28,356, and call center revenues of $129,332. The primary uses of cash during 2000 were $807,165 to finance the Company's operations, $2,380 for an option to purchase a building in the City of Atlanta for the Company's call center business, and $47,567 to purchase property and equipment. The Company had no full time employees during 2000.

Significant losses in 2000 were primarily due to management's decision to utilize operating funds to advance the Company's business plan of opening call centers inside Economic Empowerment Zones and in Jamaica. Management believes the Company will achieve revenue and profit goals in 2001 through the acquisition of Sharpe Communications.

ITEM  7     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The audited financial statements of the Company and related Notes which are included in this filing have been examined by Kahn Boyd Levychin, LLP, Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS
================================================================================

AUDITORS'  REPORT                                                         1


FINANCIAL  STATEMENTS
   Consolidated  balance  sheets                                         2-3
   Consolidated  statements  of  operations                               4
   Consolidated  statements  of  cash  flows                             5-6

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES                           7-8

NOTES  TO  THE  FINANCIAL  STATEMENTS                                    9-12

                     ---------------------------------------
                             KAHN BOYD LEVYCHIN, LLP
                     ---------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


                                AUDITORS' REPORT

================================================================================

Board of Directors and the Shareholders
Call  Solutions,  Inc.
Atlanta,  Georgia

We have audited the accompanying consolidated balance sheet of Call Solutions, Inc. (a California corporation formerly known as BAOA, Inc.) and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, and cash flows, for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BAOA, Inc. as of December 31, 1999, were audited by other auditors whose report dated March 23, 2000, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Call Solutions, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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




Kahn  Boyd  Levychin,
Certified  Public  Accountants

February  27,  2001



                                                                               1
--------------------------------------------------------------------------------
67 Wall Street,  5th Floor New York, NY  10005                    (212) 843-4100

                    CALL  SOLUTIONS,  INC.  AND  SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
================================================================================

                                                       2000             1999
--------------------------------------------------------------------------------

                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                              $  2,282    $  4,755
  Accounts receivable                                       2,508
--------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                    4,790       4,755
--------------------------------------------------------------------------------

FIXED ASSETS
  Equipment                                                73,378      37,378
  Furniture and fixtures                                   14,820      14,402
  Leasehold improvements                                   11,150
--------------------------------------------------------------------------------

                                                           99,348      51,780
  Less: accumulated depreciation                           53,198      45,979
--------------------------------------------------------------------------------

    NET FIXED ASSETS                                       46,150       5,801
--------------------------------------------------------------------------------

OTHER ASSETS
  Option to acquire real property                                     115,684
  Deposits                                                             10,703
--------------------------------------------------------------------------------
    TOTAL OTHER ASSETS                                                126,387
--------------------------------------------------------------------------------
  TOTAL ASSETS                                           $ 50,940    $136,943
================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                               CALL SOLUTIONS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 2000 AND 1999
======================================================================================


                                                                 2000         1999
--------------------------------------------------------------------------------------

                             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $ 1,014,650   $   186,539
  Income taxes payable                                            4,363         4,363
--------------------------------------------------------------------------------------

    TOTAL CURRENT LIABILITIES                                 1,019,013       190,902
--------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Notes payable, shareholders and related parties (Note 1)      213,911       208,200
--------------------------------------------------------------------------------------

    TOTAL NON-CURRENT LIABILITIES                               213,911       208,200
--------------------------------------------------------------------------------------

    TOTAL LIABILITIES                                         1,232,924       399,102
--------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 6,419,922 and 3,804,101 issued and
      outstanding respectively)                                  92,500        76,082
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 160,000 and 0 shares issued and
      outstanding respectively)                                     160
  Additional paid-in capital                                  8,240,275     6,489,735
  Accumulated deficit                                        (9,493,919)   (6,827,976)
--------------------------------------------------------------------------------------

                                                             (1,160,984)     (262,159)
  Stock subscription receivable                                 (21,000)
--------------------------------------------------------------------------------------

    TOTAL SHAREHOLDERS' DEFICIT                              (1,181,984)     (262,159)
--------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $    50,940   $   136,943
======================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                          CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE YEARS ENDED
                               DECEMBER 31, 2000 AND 1999
=================================================================================

                                                           2000          1999
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
Revenue                                                $   131,840   $
---------------------------------------------------------------------------------

OPERATING EXPENSES
  Sales and marketing                                    1,621,482       943,759
  General and administrative expenses                      630,005       230,097
  Compensation expense related to common stock sales
     at less than fair market value                        566,667        83,772
---------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                 2,818,154     1,257,628
---------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                    (2,686,314)   (1,257,628)
---------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Forgiveness of debt                                       32,913
  Interest expense                                         (11,743)      (20,296)
---------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                21,170       (20,296)
---------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (2,665,144)   (1,277,924)
Provision for income taxes (current)                           800           800
---------------------------------------------------------------------------------
NET LOSS                                               $(2,665,944)  $(1,278,724)
=================================================================================

Loss per weighted average shares of common stock
  outstanding                                          $      (.57)  $      (.42)

Weighted average number of shares of common stock
    outstanding                                          4,652,538     3,055,739

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                       CALL SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED
                             DECEMBER 31, 2000 AND 1999
===================================================================================

                                                             2000          1999
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(2,665,944)  $(1,278,724)
  Adjustments to reconcile net loss to net cash used in
     operating activities
      Depreciation and amortization                            7,219         5,549
      Common stock issued for fees and services              587,000       892,500
  Common stock issued for interest expense                                   2,250
      Compensation expense related to common stock
          sales at less than fair market value               566,667        83,772
  Changes in operating assets and liabilities
      Increase in accounts receivable                         (2,508)
      Decrease (increase) in deposits and other assets        10,703        (8,445)
      Increase (decrease) in accounts and accrued
         expenses payable                                    828,113        10,447
  Increase in income taxes payable                                             800
-----------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                       (668,750)     (291,851)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                        (47,568)       (2,255)
  Decrease in option to acquire real estate                  115,684       (21,467)
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           68,116       (23,722)
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in cash overdraft                                                  (672)
  Net increase in notes payable                                5,711       106,500
  Proceeds from sale of common stock                         592,450       214,500
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    598,161       320,328
-----------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (2,473)        4,755
Cash and cash equivalents, beginning of year                   4,755
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     2,282   $     4,755
===================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                    CALL  SOLUTIONS,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999
================================================================================

                                                            2000    1999
--------------------------------------------------------------------------------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest expense                                      $ 1,500  $
     Income taxes                                              800    260

   Issuance of 900,000 shares of restricted, unregistered
      common stock as repayment of outstanding debt to
         related party                                     $27,000  $

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

In  October  2000  BAOA  changed  it  named  to  Call  Solutions,  Inc.

The accompanying financial statements present the consolidated financial condition, operations, and cash flows of Call Solutions, Inc., and its wholly owned subsidiaries Call Atlanta, Inc. and Call Harlem, Inc. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are collectively referred to as the "Company."

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

See  auditors'  report  and  the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

Fixed  assets

Fixed assets are stated at cost. Depreciation is computed using the straight line method over the following estimated useful lives:

                                                      Estimated
Description                                          useful life
--------------------------------------------------------------------------------
Office equipment and furniture and fixtures            5 years
Capital  improvements                                  7 years

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

Reverse  stock  split

In October, 2000 there was a 20:1 reverse stock split, pursuant to which every share of the Company's common stock was changed into one-twentieth (1/20th) of a common share. All share amounts have been restated accordingly.

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

See  auditors'  report  and  the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE  1  -  NOTES  PAYABLE,  SHAREHOLDERS  AND  RELATED  PARTIES

Notes  payable,  shareholders  and  related  parties are broken down as follows:

                                                               2000      1999
--------------------------------------------------------------------------------
5% interest note payable on demand; no monthly payments of
principal and interest are required                          $ 74,781  $ 58,150

Non-interest note payable on demand; no monthly payments of
principal are required                                         60,000    60,000

5% interest note payable on demand; no monthly payments of
principal and interest are required                            39,050    39,050

11% note payable on demand; no monthly payments of
principal and interest are required                            20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                            12,500    25,000

8% note payable on demand; no monthly payments of principal
and interest are required                                       6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                          1,580
--------------------------------------------------------------------------------
                                                             $213,911  $208,200
================================================================================

NOTE  2  -  INCOME  TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                    2000               1999
--------------------------------------------------------------------------------
Net operating loss to be carried forward     $     4,080,155     $     2,933,800
Less:  valuation  allowance                        4,080,155           2,933,800
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                       $                   $
================================================================================

   See auditors' report and the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE  2  -  INCOME  TAXES  (CONTINUED)

It is believed that the Company will not ever benefit from the deferred tax asset.

The Company incurred no federal income tax expense for the years ended December 31, 2000 and 1999, and utilized no tax carryforward losses. The Company incurred $800 and $800 respectively of state income tax expense for years ended December 31, 2000 and 1999.

The Company has a net operating loss carryover of $9,488,736 to offset future income tax. The net operating losses expire as follows:

December 31, 2009                                                $     1,431,255
             2010                                                        947,670
             2011                                                      1,269,190
             2017                                                        885,291
             2019                                                      2,289,386
             2020                                                      2,665,944

NOTE  3  -  OPERATING  FACILITIES

The Company maintains its offices in facilities located in downtown Atlanta, Georgia. The Company is not being charged rent for use of the facilities.

NOTE  4  -  CONCENTRATIONS  OF  CREDIT  RISK

100% of the Company's revenue is derived from a call center that it operates that is domiciled in Montego Bay, Jamaica.

NOTE  5  -  AMENDMENTS  TO  THE  COMPANY'S  ARTICLES  OF  INCORPORATION

In October 2000, the Company's board of directors and shareholders adopted and approved the following amendments to the Company's articles of incorporation:

1. A 20:1 reverse stock split, pursuant to which every share of the Company's common stock was changed into one-twentieth (1/20th) of a common share.

2.  The  name  of  the  Company  was  changed  to  Call  Solutions,  Inc.


See  auditors'  report  and  the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE  6  -  LETTER  OF  INTENT  TO  ACQUIRE  SHARPE  COMMUNICATIONS,  LTD.

In December 2000 the Company signed a letter of intent for the acquisition of Sharpe Communications, Ltd. Sharpe Communications, Ltd. was incorporated and is domiciled in Jamaica, West Indies. Its main activity is the operation of a membership club under the trading name Travel Card International, which specializes in the telemarketing of travel packages.

In anticipation of the acquisition, in 2001 the Company formed Commerce Solutions, Ltd., a Jamaican corporation that is a wholly owned subsidiary of the Company, for the purpose of acquiring Sharpe Communications, Ltd. The intended structure of the acquisition is a forward merger of Sharpe Communications, Ltd. into Commerce Solutions, Ltd., wherein the surviving corporation will be Commerce Solutions, Ltd.

The intention of the acquisition is that all of Sharpe Communications, Ltd's issued and outstanding stock will be acquired in exchange for 10,000,000 shares of the common stock of Call Solutions, Inc., and $4 million in cash. The
Company is in the process of securing a commercial loan in the amount of $3.5 million, all of which will be applied towards the acquisition. The Company has executed a private placement memorandum in which it is seeking to raise an additional $3 million, $500,000 of which will be applied towards the acquisition, and the remaining $2.5 million towards post acquisition working capital and expansion of the facilities of Sharpe Communications, Ltd.

The following is a summary of the financial information for Sharpe Communications, Ltd. for the eight months ended December 31, 2000 and the year ended April 30, 2000. The financial information is from audited financial statements prepared in United States dollars in accordance with generally accepted accounting principles accepted by the Institute of Chartered Accountants of Jamaica.

                                       FOR THE EIGHT           FOR THE YEAR
                                       MONTHS ENDED               ENDED
                                     DECEMBER 31, 2000        APRIL 30, 2000


Total  assets                         $     3,127,323      $        2,512,716
Total  liabilities                            785,530               1,245,982
Shareholders'  equity                       2,341,793               1,266,734
Gross  income                               3,841,244               3,922,946
Net  profit                                 1,075,059               1,266,204


See auditors' report and the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
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

As shown in the accompanying financial statements, the Company incurred net losses of $2,665,944 and $1,278,724 respectively for the years ended December 31, 2000 and 1999, and as of December 31, 2000 had incurred cumulative losses since inception of $9,488,736.

The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.
The ability of the Company to continue as a going concern is dependent on increasing revenue and obtaining additional capital and financing.

During the second quarter of 2000, the Company opened, and derived revenue from, its initial call center domiciled in Montego Bay, Jamaica. The Company anticipates opening additional call centers in Atlanta, Georgia, Jamaica, and New York in 2001. Additionally, the Company's management believes that its ongoing efforts to raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


See  auditors'  report  and  the accompanying notes to the financial statements.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM  9     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

Director               Age           Date  Elected            Position

Peter  Van  Brunt      46            7/20/96               Director  &  CEO
John  Ballard          42            10/1/99               Director  &  CFO
Cameron  Billmyer      55            10/1/99               Director  & Secretary
Virgil  Roberts        54            10/1/99               Director

Peter  Van  Brunt
-----------------
Mr. Van Brunt is an expert at developing new businesses. His extensive experience in the International and Domestic arenas of business and finance have given him the experience to launch and maintain Call-Solutions' mission in establishing teleservice centers around the world.

Mr. Van Brunt has over 24 years of business experience. As a corporate officer for an African Development company, he successfully started a crude oil trading company acquiring and trading over 36 million barrels of crude petroleum oil, conducted commodities transactions and business development throughout the African continent. He also established an aircraft leasing company, a rough diamond trading business as well as successfully operating today.

He was senior vice president and assistant general counsel for one of the nation's largest African American owned recording companies. He managed all phases of business affairs and contract negotiations for artists. His experience also includes negotiating agreements for recording artists, distribution, publishing and foreign licensing. While serving as President of an Interactive software publishing company, he designed and implemented a national sales campaign for Software products and was responsible for the artist licensing and distribution strategies.

Mr. Van Brunt is a graduate of Columbia University, completed a J.D. in Law from the University of La Verne where he was an Editor on Law Review and has taken postgraduate studies at Oxford University.

John  Ballard
-------------
John has more than 14 years of leadership, management, project management, accounting and administrative experience.

Ballard is currently the CFO for a chain of retail stores in Denver, where he is responsible for all financial operations of retail stores, and creates all accounting and financial reports. Ballard has served as a financial specialist for Martin Lockheed and served as an accountant for Texaco.

Ballard holds a BS in management and marketing from the University of Colorado, where he graduated Magna Cum Laude. Ballard also holds a MBA from Regis University.

R.  Cameron  Billmyer
---------------------
Mr. Billmyer has enjoyed a distinguished career as a lawyer, currently specializing in corporate law, transactional work, due diligence and financial analysis. He also has been a part-time faculty member teaching paralegals at Villanova University for the last six years. Prior to starting his new firm, he was a trial attorney specializing in FELA litigation for the insurance industry in Pennsylvania. Mr. Billmyer received a B.A. from Wesleyan University in Middletown, Connecticut, a M.Ed. from Temple University in Philadelphia, Pennsylvania and a J.D. from the Delaware Law School of Widener University.

Virgil  Roberts,  Director
--------------------------

     Virgil Roberts is the managing partner in the law firm, Bobbitt & Roberts. The firm specializes in clients in the entertainment industry. Mr. Roberts has practiced law for 28 years, specializing in all areas of law, including, International, Corporate and Entertainment law, as well as Civil Litigation.

Mr. Roberts has held many prestigious posts, including, Partner in the Entertainment law firm Manning & Roberts; President & General Counsel of SOLAR Records, one of the music industry's most successful record companies; and Associate/Civil Litigator of the law firm, Pacht, Ross, Warner, Bernard & Sears.

Mr. Roberts has served extensive philanthropic endeavors, including, but not limited to being chiefly responsible for the creation of Mayor Tom Bradley's Los Angeles Africa Task Force; board member and/or officer for the Beverly Hills Bar Association, the Beverly Hills Barristers Association, the Los Angeles Barristers Association, the Langston Law Club, Los Angeles Legal Aid Foundation, the Beverly Hills Bar Scholarship Foundation, the California Teacher Credentialing Commission, the Black Entertainment & Sports Lawyers Association (BESLA), and the CORO Foundation.

     Mr. Roberts has also served as Chairman of the Los Angeles Education Partnership (LAEP); Treasurer of the Los Angeles Private Industry Council; Vice Chairman of the Public Education Fund Network; a Trustee of the Committee for Economic Development CED; and a board member of the Los Angeles Education Alliance For Restructuring Now (LEARN). Currently, Mr. Roberts is Chairman of the Board of the California Community Foundation, a philanthropic organization with almost $500,000,000 in assets; and Chairman of the Board of the Los Angeles Annenberg Metropolitan Project (LAAMP); Board Member of Community Build; and a Trustee of Occidental College and Marlborough School.

     Mr. Roberts holds a Juris Doctor (JD) degree from Harvard Law School, and holds a BA in Political Science from UCLA.

ITEM  10     EXECUTIVE  COMPENSATION

Summary  Compensation  Table  for  2000:



           Name:                           Peter Van Brunt
           Principal Position:             Director & CEO
           Salary:                         $             0
           Bonus:                                        0
           Other Compensation (see notes)           85,562
           Restricted Stock Awards                       0
           Options                                       0
           LTIP Payouts                                  0
           All Other Compensation                        0

Notes: The Company currently has no standard arrangement by which its Officers and Directors are compensated. Mr. Van Brunt received management fee payments throughout 2000 for services, lodging, and travel expenses for his extensive stays away from home in relation to the completion of the Company's call center business negotiations with the Cities of Atlanta, New York and Montego Bay, Jamaica.


           Name:                           John Ballard
           Principal Position:             Director & CFO
           Salary:                         $            0
           Bonus:                                       0
           Other Compensation                           0
           Restricted Stock Awards                      0
           Options                                      0
           LTIP Payouts                                 0
           All Other Compensation                       0


           Name:                           Cameron Billmyer
           Principal Position:             Director & Secretary
           Salary:                         $              5,000
           Bonus:                                             0
           Other Compensation                                 0
           Restricted Stock Awards                            0
           Options                                            0
           LTIP Payouts                                       0
           All Other Compensation                             0

ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and Major shareholders as well as those who own beneficially more than five percent of the Company's common stock.

        Name of Beneficial Owner      Number of Shares    Percent of Total
        Peter Van Brunt                  1,147,728              17.9%
        John Ballard                        22,728             .0035%
        Cameron Billmyer                    22,728             .0035%
        Virgil Roberts                      22,728             .0035%

(Percentages  are  based  on the number of outstanding shares as of December 31,
2000)

ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the year ended December 31, 2000, the Company had advances and notes payable from related parties, who are also stockholders or related to stockholders of the Company. The advances and notes payable from related parties were for expenses of the Company paid by related parties and for direct loans to the Company. These advances and notes payable from related parties are not formally documented. Notes payable bear interest at rates ranging from 5.0% and 30.0% and are due on terms of between two years and three years from the dates of issue. The Company has paid in cash and common stock certain amounts to related parties, including company personnel, officers, and directors for services rendered to the Company.

ITEM  13     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

None

                                   SIGNATURES
                           ---------------------------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Call  Solutions,  Inc.
Date:  _____________             John Ballard, Chief Financial Officer, Director