Form 10QSB
period 2001-03-31
CALL-SOLUTIONS INC
filed 2001-05-21
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        For Quarter ended March 31, 2001
                         Commission File Number 0-25416

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

As of March 31, 2001, the registrant had 8,729,922 shares of common stock, $.001 par value, issued and outstanding.

                            1 - FINANCIAL INFORMATION

ITEM  1  FINANCIAL  STATEMENTS
ITEM  2  MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OR  PLAN  OF  OPERATION




                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          REVIEWED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                    CONTENTS
================================================================================


ACCOUNTANTS'  REVIEW REPORT                                              1
FINANCIAL STATEMENTS
  Consolidated balance sheets                                            2-3
  Consolidated statements of operations                                  4-5
  Consolidated statements of cash flows                                  6-7

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                               8-9

NOTES TO THE FINANCIAL STATEMENTS                                      10-13

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board  of  Directors  and  the  Shareholders
Call  Solutions,  Inc.
Atlanta,  Georgia

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. (a California corporation) and its subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KAHN  BOYD  LEVYCHIN

Kahn  Boyd  Levychin,
Certified  Public  Accountants
May  15,  2001


                                                                               1
--------------------------------------------------------------------------------
67 Wall Street, 5th Floor New York, NY 10005                      (212) 843-4100

         CALL SOLUTIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 AND 2000
                      (UNAUDITED)
==========================================================



                                      2001      2000
----------------------------------------------------------
                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents       $    345  $ 99,862
  Accounts receivable                2,508
----------------------------------------------------------
    TOTAL CURRENT ASSETS             2,853    99,862
----------------------------------------------------------

FIXED ASSETS
  Equipment                         73,378
  Furniture and fixtures            14,820    62,931
  Leasehold improvements            11,150
----------------------------------------------------------

                                    99,348    62,931
  Less: accumulated depreciation    55,864    46,707
----------------------------------------------------------
    NET FIXED ASSETS                43,484    16,224
----------------------------------------------------------

OTHER ASSETS
  Investments                      220,000   118,064
----------------------------------------------------------

    TOTAL OTHER ASSETS             220,000   118,064
----------------------------------------------------------

  TOTAL ASSETS                    $266,337  $234,150
==========================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                         CALL SOLUTIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 2001 AND 2000
                                      (UNAUDITED)
========================================================================================


                                                                2001           2000
----------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $  2,801,651   $    16,935
  Income taxes payable                                             4,563         4,363
----------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                  2,806,214        21,298
----------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Accounts and accrued expenses payable                          838,935        85,770
  Notes payable, shareholders and related parties (Note 1)       214,436       168,700
----------------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                              1,053,371       254,470
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                          3,859,585       275,768
----------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 8,729,922 and 4,443,565 issued and
      outstanding respectively)                                   94,810        88,871
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 160,000 and 0 shares issued and
      outstanding respectively)                                      160           160
  Additional paid-in capital                                   8,295,965     6,920,290
  Accumulated deficit                                        (11,963,183)   (7,029,939)
----------------------------------------------------------------------------------------
                                                              (3,572,248)      (20,618)
  Stock subscription receivable                                  (21,000)      (21,000)
----------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' DEFICIT                               (3,593,248)      (41,618)
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $    266,337   $   234,150
========================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                    CALL  SOLUTIONS,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
=================================================================================


                                                           2001          2000
---------------------------------------------------------------------------------
Revenue                                                $             $
---------------------------------------------------------------------------------

OPERATING EXPENSES
  General and administrative expenses                    2,435,102        85,542
  Sales and marketing                                       31,065       557,424
  Compensation expense related to common stock sales
    at less than fair market value                                       566,667
---------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                 2,466,167     1,209,633
---------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                    (2,466,167)   (1,209,633)
---------------------------------------------------------------------------------
OTHER EXPENSE
  Interest expense                                           2,897         2,993
---------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                          2,897         2,993
---------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (2,469,064)   (1,212,626)
Provision for income taxes (current)                           200
---------------------------------------------------------------------------------
NET LOSS                                               $(2,469,264)  $(1,212,626)
=================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

================================================================================


                                                      2001         2000
--------------------------------------------------------------------------------


Loss per weighted average shares of common stock
  outstanding                                      $     (.00)  $    (.29)

Weighted average number of shares of common stock
  outstanding                                       8,223,478    4,142,323


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED
                                MARCH 31, 2001 AND 2000
                                      (UNAUDITED)

=======================================================================================

                                                                 2001          2000
---------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(2,469,264)  $(1,212,626)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities
      Depreciation                                                 2,666           728
      Common stock issued for fees and services                                527,000
      Compensation expense related to common stock
          sales at less than fair market value                                 566,667
  Changes in operating assets and liabilities
      Decrease in deposits and other assets                                     10,703
      Increase in accounts and accrued expenses payable        2,625,936       (83,834)
  Increase in income taxes payable                                   200
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              159,538      (191,362)
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                          (11,151)
  Increase in option to acquire real estate                                     (2,380)
  Investment in Sharpe Communications, Ltd.                     (220,000)
---------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           (220,000)      (13,531)
---------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in notes payable                           525       (12,500)
  Proceeds from sale of common stock                              58,000       312,500
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         58,525       300,000
---------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (1,937)       95,107
Cash and cash equivalents, beginning of year                       2,282         4,755
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $       345   $    99,862
=======================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                       CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED
                               MARCH 31, 2001 AND 2000
                                     (UNAUDITED)

================================================================================


                                                            2001       2000
--------------------------------------------------------------------------------


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
         Interest expense                                  $        $    1,500
            Income taxes                                   $        $      800

   Issuance of 900,000 shares of restricted, unregistered
      common stock as repayment of outstanding debt to
         related party                                     $        $   27,000

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

During 1997, BAOA redirected its efforts to the operation of telemarketing call centers located in federally designated empowerment zones throughout the United States. In 2000, BAOA refined its business plan to include worldwide call center business locations. BAOA opened, and has derived revenue from, its initial call center domiciled in Montego Bay, Jamaica during the second quarter of 2000. The call center was closed in the fourth quarter of 2000.

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

In  October  2000  BAOA  changed  its  name  to  Call  Solutions,  Inc.

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


See accountants' review report and the accompanying notes to the financial statements.

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

Reclassifications

The financial statement presentation for 2000 has been changed to conform to the presentation in 2001.

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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================


NOTE  1  -  NOTES  PAYABLE,  SHAREHOLDERS  AND  RELATED  PARTIES

Notes  payable,  shareholders  and  related  parties are broken down as follows:

                                                               2001      2000
--------------------------------------------------------------------------------


5% interest note payable on demand; no monthly payments of
principal and interest are required                          $ 74,781  $ 31,150

Non-interest note payable on demand; no monthly payments of
principal are required                                         60,000    60,000

5% interest note payable on demand; no monthly payments of
principal and interest are required                            39,050    39,050

11% note payable on demand; no monthly payments of
principal and interest are required                            20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                            12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                       6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                          2,105
--------------------------------------------------------------------------------
                                                             $214,436  $168,700
================================================================================

NOTE  2  -  INCOME  TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                        2001         2000
--------------------------------------------------------------------------------

Net operating loss to be carried forward             $6,549,419  $3,579,759
Less: valuation allowance                             6,549,419   3,579,759


NET DEFERRED TAX ASSET                               $           $
================================================================================

See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================


NOTE  2  -  INCOME  TAXES  (CONTINUED)

It is believed that the Company will not ever benefit from the deferred tax asset.

The Company incurred no federal income tax expense for the periods ended March 31, 2001 and 2000, and utilized no tax carryforward losses. The Company incurred $200 and $0 respectively of state income tax expense for the periods ended March 31, 2001 and 2000.

The Company has a net operating loss carryover of $11,958,000 to offset future income tax. The net operating losses expire as follows:


December 31,  2009                                                  $1,431,255
              2010                                                     947,670
              2011                                                   1,269,190
              2017                                                     885,291
              2019                                                   2,289,386
              2020                                                   2,665,944
              2021                                                   2,469,264

NOTE  3  -  OPERATING  FACILITIES

The Company maintains its offices in facilities located in downtown Atlanta, Georgia. The Company is not being charged rent for use of the facilities.

NOTE  4  -  LETTER  OF  INTENT  TO  ACQUIRE  SHARPE  COMMUNICATIONS,  LTD.

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

The intention of the acquisition is that all of Sharpe Communications, Ltd's issued and outstanding stock will be acquired in exchange for 10,000,000 shares of the common

See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================


NOTE  4  -  LETTER  OF  INTENT  TO  ACQUIRE  SHARPE  COMMUNICATIONS,  LTD.
            (CONTINUED)

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

The Company issued $220,000 worth of common stock as a payment towards the total purchase price during the first quarter of 2001.

The following is a summary of the financial information for Sharpe Communications, Ltd. for the eight months ended December 31, 2000 and the year ended April 30, 2000. The financial information is from audited financial statements prepared in United States dollars in accordance with generally accepted accounting principles accepted by the Institute of Chartered Accountants of Jamaica.

                        FOR THE EIGHT      FOR THE YEAR
                         MONTHS ENDED          ENDED
                      DECEMBER 31, 2000   APRIL 30, 2000
---------------------------------------------------------

Total assets          $        3,127,323  $     2,512,716
Total liabilities                785,530        1,245,982
Shareholders' equity           2,341,793        1,266,734
Gross income                   3,841,244        3,922,946
Net profit                     1,075,059        1,266,204

NOTE  5  -  GOING  CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.

As shown in the accompanying financial statements, the Company incurred a net loss of $2,469,264 for the three months ended March 31, 2001, and as of that date had incurred cumulative losses since inception of $11,958,000.

The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.


See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================


NOTE  5  -  GOING  CONCERN  (CONTINUED)

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  6  -  SUBSEQUENT  EVENTS

In April 2001 the Company issued $2,649,801 worth of common stock, of which $2,429,801 was issued as compensation for professional services, and $220,000 was issued to Sharpe Communications, Ltd. in connection with the purchase of Sharpe Communications, Ltd. by the Company.

See accountants' review report, and the summary of significant accounting policies.

                           PART 1I - OTHER INFORMATION


ITEM  1     LEGAL  PROCEEDINGS

The  Company  had  no  legal  proceedings  in this quarter and none are pending.



ITEM  2     CHANGES  IN  SECURITIES

The  Company  had  no  changes  in  securities  and  none  are  pending.


ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

The  Company  had  no  defaults  upon  senior  securities  and none are pending.


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The  Company  no matters which were submitted to a vote of its security holders.


ITEM  5     OTHER  INFORMATION

None.


ITEM  6  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None.

                                  SIGNATURES
                               -----------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                     CALL-SOLUTIONS,  INC.


     Date: March 15, 2001            /s/  John  Ballard
                                     ---------------------------------------
                                          John  Ballard,
                                          Chief Financial Officer, Director