Form 10QSB
period 2001-06-30
CALL-SOLUTIONS INC
filed 2001-08-14
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        For Quarter ended June 30, 2001
                         Commission File Number 0-25416

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

As  of  March  31,  2001,  the  registrant  had      shares  of  common  stock,
$.001  par  value,  issued  and  outstanding.

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

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board  of  Directors  and  the  Shareholders
Call  Solutions,  Inc.
Atlanta,  Georgia

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. (a California corporation) and its subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KAHN  BOYD  LEVYCHIN

Kahn  Boyd  Levychin,
Certified  Public  Accountants
August 14, 2001


                                                                               1
--------------------------------------------------------------------------------
67 Wall Street, 5th Floor New York, NY 10005                      (212) 843-4100

         CALL SOLUTIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                June 30, 2001 AND 2000
                      (UNAUDITED)
==========================================================



                                      2001      2000
----------------------------------------------------------
                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents       $ 13,515  $ 99,862
  Accounts receivable                2,508
----------------------------------------------------------
    TOTAL CURRENT ASSETS             2,853    99,862
----------------------------------------------------------

FIXED ASSETS
  Equipment                         73,378
  Furniture and fixtures            14,820    62,931
  Leasehold improvements            11,150
----------------------------------------------------------

                                    99,348    62,931
  Less: accumulated depreciation    55,864    46,707
----------------------------------------------------------
    NET FIXED ASSETS                43,484    16,224
----------------------------------------------------------

OTHER ASSETS
  Investments                      220,000   118,064
----------------------------------------------------------

    TOTAL OTHER ASSETS             220,000   118,064
----------------------------------------------------------

  TOTAL ASSETS                    $266,337  $234,150
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


     Date: August 14, 2001            /s/  John  Ballard
                                     ---------------------------------------
                                          John  Ballard,
                                          Chief Financial Officer, Director