Form 10QSB/A
period 2001-06-30
CALL-SOLUTIONS INC
filed 2001-08-15
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB

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



                         CALL SOLUTIONS, INC. AND SUBSIDIARIES
                             REVIEWED FINANCIAL STATEMENTS
                               FOR THE SIX MONTHS ENDED
                                JUNE 30, 2001 AND 2000
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

                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board  of  Directors  and  the  Shareholders
Call  Solutions,  Inc.
Atlanta,  Georgia

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. (a California corporation) and its subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                                               1
--------------------------------------------------------------------------------
99  Wall  Street,  10th  Floor  New  York,  NY  10005     (212)  843-4100

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

===================================================
                                    2001     2000
---------------------------------------------------
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents       $ 1,351  $ 99,884
---------------------------------------------------

    TOTAL CURRENT ASSETS            1,351    99,884
---------------------------------------------------


FIXED ASSETS
  Equipment                        73,378
  Furniture and fixtures           14,820    85,176
  Leasehold improvements           11,150
---------------------------------------------------


                                   99,348    85,176
  Less: accumulated depreciation   58,529    47,854
---------------------------------------------------


    NET FIXED ASSETS               40,819    37,322
---------------------------------------------------


    TOTAL ASSETS                  $42,170  $137,206
===================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                         CALL SOLUTIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2001 AND 2000
                                      (UNAUDITED)

=======================================================================================
                                                                2001           2000
---------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $    156,338   $   167,274
  Income taxes payable                                             4,763         4,363
---------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                    161,101       171,637
---------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
  Accounts and accrued expenses payable                          859,332
  Notes payable, shareholders and related parties (Note 2)       214,736       168,700
---------------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                              1,074,068       168,700
---------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                          1,235,169       340,337
---------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 41,872,199 and 63,172,013 issued and
      outstanding respectively)                                  127,952        88,078
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 160,000 and 0 shares issued and
      outstanding respectively)                                      160           160
  Additional paid-in capital                                  10,676,205     8,126,697
  Accumulated deficit                                        (11,976,316)   (8,397,066)
---------------------------------------------------------------------------------------
                                                              (1,171,999)     (182,131)
  Stock subscription receivable                                  (21,000)      (21,000)
---------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' DEFICIT                               (1,192,999)     (203,131)
---------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $     42,170   $   137,206
=======================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                         CALL SOLUTIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE SIX MONTHS ENDED
                                 JUNE 30, 2001 AND 2000
                                      (UNAUDITED)

=================================================================================
                                                           2001          2000
---------------------------------------------------------------------------------

Revenue                                                $             $    59,565
---------------------------------------------------------------------------------
OPERATING EXPENSES
  General and administrative expenses                    2,419,871       324,493
  Sales and marketing                                       56,331       728,593
  Compensation expense related to common stock sales
    at less than fair market value                                       566,667
---------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                 2,476,202     1,619,753
---------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                    (2,476,202)   (1,560,188)
---------------------------------------------------------------------------------
OTHER EXPENSE
  Interest expense                                           5,795         8,102
---------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                          5,795         8,102
---------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (2,481,997)   (1,568,290)
Provision for income taxes (current)                           400           800
---------------------------------------------------------------------------------
NET LOSS                                               $(2,482,397)  $(1,569,090)
=================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

=============================================================================
                                                       2001          2000
-----------------------------------------------------------------------------

Loss per weighted average shares of common stock
  outstanding                                      $      (.00)  $      (.02)

Weighted average number of shares of common stock
    outstanding                                     18,366,082    85,796,145

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                       CALL SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED
                               JUNE 30, 2001 AND 2000
                                    (UNAUDITED)

===================================================================================
                                                              2001         2000
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(2,482,397)  $(1,212,626)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                             5,331           728
      Common stock issued for fees and services            2,373,382       527,000
      Compensation expense related to common stock
        sales at less than fair market value                               566,667
  Changes in operating assets and liabilities
    Decrease in deposits and other assets                      2,508        10,703
    Increase in accounts and accrued expenses payable          1,020       (83,834)
    Increase in income taxes payable                                           400
-----------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (99,756)     (191,362)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                      (11,151)
  Increase in option to acquire real estate                                 (2,380)
-----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                      (13,531)
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in notes payable                              825(12,500)
  Proceeds from sale of common stock98,000                                 312,500
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES98,825                            300,000
-----------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (931)       95,107
Cash and cash equivalents, beginning of year                   2,282         4,755
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     1,351   $    99,862
===================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

===========================================================================
                                                            2001     2000
---------------------------------------------------------------------------

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

Fixed  assets

Fixed assets are stated at cost. Depreciation is computed using the straight line method over the following estimated useful lives:

                                                     Estimated
Description                                          useful  life
-----------------------------------------------------------------
Office  equipment  and  furniture  and  fixtures     5  years
Capital  improvements                                7  years

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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE  1  -  NOTES  PAYABLE,  SHAREHOLDERS  AND  RELATED  PARTIES

Notes  payable,  shareholders  and  related  parties are broken down as follows:

                                                               2001      2000
-------------------------------------------------------------------------------

5% interest note payable on demand; no monthly payments of
principal and interest are required                          $ 74,781  $ 31,150

Non-interest note payable on demand; no monthly payments of
principal are required                                         60,000    60,000

5% interest note payable on demand; no monthly payments of
principal and interest are required                            39,050    39,050

11% note payable on demand; no monthly payments of
principal and interest are required                            20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                            12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                       6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                          2,405
-------------------------------------------------------------------------------

                                                             $214,736  $168,700
================================================================================

See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE  2  -  INCOME  TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                             2001        2000
----------------------------------------------------------------
Net operating loss to be carried forward  $2,992,783  $2,614,000
Less: valuation allowance                  2,992,783   2,614,000
----------------------------------------------------------------

NET DEFERRED TAX ASSET                    $           $
================================================================================

It is believed that the Company will not ever benefit from the deferred tax asset.

The Company incurred no federal income tax expense for the periods ended June 30, 2001 and 2000, and utilized no tax carryforward losses. The Company incurred $400 and $800 respectively of state income tax expense for the periods ended June 30, 2001 and 2000.

The Company has a net operating loss carryover of $11,971,133 to offset future income tax. The net operating losses expire as follows:


December 31, 2009                    $1,431,255
             2010                       947,670
             2011                     1,269,190
             2017                       885,291
             2019                     2,289,386
             2020                     2,665,944
             2021                     2,482,397


NOTE  3  -  OPERATING  FACILITIES

The Company maintains its offices in facilities located in downtown Atlanta, Georgia. The Company is not being charged rent for use of the facilities.

NOTE  4  -  GOING  CONCERN

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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE  4  -  GOING  CONCERN  (CONTINUED)

As shown in the accompanying financial statements, the Company incurred a net loss of $2,482,397 for the six months ended June 30, 2001, and as of that date had incurred cumulative losses since inception of $11,971,133.

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

                           PART  II  -  OTHER  INFORMATION


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