Form 10QSB
period 2001-09-30
CALL-SOLUTIONS INC
filed 2001-11-14
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        For Quarter ended September 30, 2001
                         Commission File Number 0-25416

                                   CALL-SOLUTIONS, INC.
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

As of September 30, 2001, the registrant had 53,247,197 shares of common stock, $.001 par value, issued and outstanding.

                            1 - FINANCIAL INFORMATION

ITEM  1  FINANCIAL  STATEMENTS
ITEM  2  MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OR  PLAN  OF  OPERATION



                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          REVIEWED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 2001 AND 2000
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

                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           Accountants' review report


Board of Directors and the Shareholders
Call Solutions, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. (a California corporation) and its subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
November 13, 2001



                                                                               1
--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

                        CALL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
================================================================================
                                                                 2001     2000
--------------------------------------------------------------------------------
Assets

Current assets
  Cash and cash equivalents                                    $ 82,710  $ 1,596
   Accounts receivable                                                     5,148


--------------------------------------------------------------------------------
    Total current assets                                         82,710    6,744
--------------------------------------------------------------------------------

Fixed assets
  Equipment                                                      73,378   67,708
  Furniture and fixtures                                         14,820   14,820
  Leasehold improvements                                         11,150   11,150
--------------------------------------------------------------------------------

                                                                 99,348   93,678
  Less: accumulated depreciation                                 61,038   48,823
--------------------------------------------------------------------------------

    Net fixed assets                                             38,310   44,855
--------------------------------------------------------------------------------


  Total assets                                                 $121,020  $51,599
================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                         CALL SOLUTIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2001 AND 2000
                                      (UNAUDITED)

=======================================================================================
                                                                2001           2000
---------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficit

Current liabilities
   Cash overdraft                                           $          -   $    30,598
  Accounts and accrued expenses payable                          158,389       679,035
  Income taxes payable                                             4,163         4,363
---------------------------------------------------------------------------------------

    Total current liabilities                                    162,552       713,996
---------------------------------------------------------------------------------------

Non-current liabilities
   Accounts and accrued expenses payable                       1,299,729
  Notes payable, shareholders and related parties (Note 1)       214,736       200,800
---------------------------------------------------------------------------------------

    Total non-current liabilities                              1,514,465       200,800
---------------------------------------------------------------------------------------

    Total liabilities                                          1,677,017       914,796
---------------------------------------------------------------------------------------

Shareholders' deficit
  Common stock (90,000,000 shares $.001 par value
    authorized, 53,247,197 and 90,000,000  issued and
      outstanding respectively)                                  144,327        90,000
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 160,000  shares issued and
      outstanding respectively)                                      160           160
  Additional paid-in capital                                  11,123,580     8,184,775
  Accumulated deficit                                        (12,803,064)   (9,117,132)
---------------------------------------------------------------------------------------

                                                              (1,534,997)     (842,197)
  Stock subscription receivable                                  (21,000)      (21,000)
---------------------------------------------------------------------------------------

    Total shareholders' deficit                               (1,555,997)     (863,197)
---------------------------------------------------------------------------------------

    Total liabilities and shareholders' deficit             $    121,020   $    51,599
=======================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                         CALL SOLUTIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE NINE MONTHS ENDED
                              SEPTEMBER 30, 2001 AND 2000
                                      (UNAUDITED)

=================================================================================
                                                            2001          2000
---------------------------------------------------------------------------------

Revenue                                                $             $   131,345
---------------------------------------------------------------------------------

Operating expenses
  General and administrative expenses                    3,299,331        63,580
  Sales and marketing                                                  1,380,609
  Compensation expense related to common stock sales
     at less than fair market value                                      566,667
---------------------------------------------------------------------------------

Total operating expenses                                 3,299,331     2,410,856
---------------------------------------------------------------------------------

Loss from operations                                    (3,299,331)   (2,279,511)
---------------------------------------------------------------------------------

Other income (expense)
  Interest income                                                2
  Interest expense                                          (9,216)       (8,846)
---------------------------------------------------------------------------------

Total other income(expense)                                 (9,214)       (8,846)
---------------------------------------------------------------------------------

Loss before provision for income taxes                  (3,308,545)   (2,288,357)
Provision for income taxes (current)                           600           800
---------------------------------------------------------------------------------

Net loss                                               $(3,309,145)  $(2,289,157)
=================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

================================================================================
                                                         2001            2000
--------------------------------------------------------------------------------

Loss per weighted average shares of common stock
     outstanding                                      $      (.11)  $      (.03)

Weighted average number of shares of common stock
    outstanding                                         30,172,227    85,651,747


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                       CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED
                             SEPTEMBER 30, 2001 AND 2000
                                     (UNAUDITED)

====================================================================================
                                                              2001          2000
------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                $(3,309,145)  $(2,289,157)
   Adjustments to reconcile net loss to net cash used in
     Operating activities
         Depreciation                                           7,840         2,844
    Common stock issued for fees and services               2,619,632       587,000
    Compensation expense related to common stock
     sales at less than fair market value                                   566,667
  Changes in operating assets and liabilities
     Increase in accounts receivable                                         (5,148)
     Decrease in deposits and other assets                      2,508        10,703
     Increase in accounts and accrued expenses payable        443,468       492,496
     Decrease (increase) in income taxes payable                 (200)

------------------------------------------------------------------------------------
Net cash used in operating activities                        (235,897)     (634,595)
------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchases of property and equipment                                    (41,898)
     Proceeds from notes receivable                                         313,015
     Increase in option to acquire real estate                               (2,380)

------------------------------------------------------------------------------------
Net cash used in investing activities                                       268,737
------------------------------------------------------------------------------------

Cash flows from financing activities
    Increase in cash overdraft                                               30,599
    Net increase in notes payable                                 825        19,600
    Proceeds from sale of common stock                        315,500       312,500

------------------------------------------------------------------------------------
Net cash provided by financing activities                     316,325       362,699
------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                      80,428        (3,159)
Cash and cash equivalents, beginning of year                    2,282         4,755
------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                  $    82,710   $     1,596
====================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

================================================================================
                                                               2001      2000
--------------------------------------------------------------------------------
Supplementary disclosures of cash flow information
     Cash paid during the year for:
            Interest expense                                 $         $   1,500
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

In 2000, the company refined its business plan to include worldwide call center business locations. In October of 2000, the company changed its name to Call-Solutions, Inc. The company opened, and has derived revenue from, its initial call center domiciled in Montego Bay, Jamaica during the second quarter of 2000. The call center was closed in the fourth quarter of 2000.

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

Since October of 2000, the company has operated as Call-Solutions, Inc.

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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:

                                                               2001      2000

--------------------------------------------------------------------------------

5% interest note payable on demand; no monthly payments of
principal and interest are required                          $ 74,781  $ 63,250

Non-interest note payable on demand; no monthly payments of
principal are required                                         60,000    60,000

5% interest note payable on demand; no monthly payments of
principal and interest are required                            39,050    39,050

11% note payable on demand; no monthly payments of
principal and interest are required                            20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                            12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                       6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                          2,405
--------------------------------------------------------------------------------

                                                             $214,736  $200,800
================================================================================

See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                    2001               2000
--------------------------------------------------------------------------------

Net operating loss to be carried forward     $     5,503,089     $     2,279,285
Less: valuation allowance                          5,503,089           2,279,285

--------------------------------------------------------------------------------
Net deferred tax asset                       $                   $
================================================================================

It is believed that the Company will not ever benefit from the deferred tax asset.

The Company incurred no federal income tax expense for the periods ended September 30, 2001 and 2000, and utilized no tax carryforward losses. The Company incurred $600 and $800 respectively of state income tax expense for the periods ended September 30, 2001 and 2000.

The Company has a net operating loss carryover of $12,797,881 to offset future income tax. The net operating losses expire as follows:

December 31,     2009                             $       1,431,255
                 2010                                       947,670
                 2011                                     1,269,190
                 2017                                       885,291
                 2019                                     2,289,386
                 2020                                     2,665,944
                 2021                                     3,309,145

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


See accountants' review report, and the summary of significant accounting
policies.                                                                     11

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE 4 - GOING CONCERN (CONTINUED)

As shown in the accompanying financial statements, the Company incurred a net loss of $3,309,145 for the nine months ended September 30, 2001, and as of that date had incurred cumulative losses since inception of $12,797,881.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


See accountants' review report, and the summary of significant accounting
policies.                                                                     12

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


     Date: November 13, 2001              /s/  John  Ballard
                                          -----------------------------------
                                          John  Ballard,
                                          Chief Financial Officer, Director