Form 10KSB
period 2001-12-31
CALL-SOLUTIONS INC
filed 2002-04-16
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2001

                         Commission File Number  0-25416

                              Call Solutions, Inc.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           CALIFORNIA                                33-0563989
    -----------------------                ----------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

                      555 Whitehall, Atlanta, Georgia  30381
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

          Yes  X               No
              ---

The  issuer's  had  losses of  $(3,736,141)for the year ended December 31, 2001.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 2001 was $720,000.

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


ITEM  3     LEGAL  PROCEEDINGS

The  Company  had  no  legal  proceedings  in  2001  and  none  are  pending.


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The  Company  had  no  matters  submitted  to  a  vote  of the security holders.

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

      2000              LOW  HIGH
      First  Quarter    .60  6.00
      Second  Quarter  1.00  2.40
      Third  Quarter    .40  1.20
      Fourth  Quarter   .02   .31

      2001              LOW  HIGH
      First  Quarter    .08   .17
      Second  Quarter   .01   .17
      Third  Quarter    .02   .07
      Fourth  Quarter   .01   .05

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

As of December 31, 2001, there were approximately 800 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

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

Call-Solutions has formed a strategic alliance with an existing contact center in Montego Bay, Jamaica to market its travel club program.

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

Results  of  Operations
-----------------------

As of December 31, 2001, the Company had $27,215 cash on hand and in the bank. The primary sources of cash and financing for the Company for the year ended December 31, 2001 were $418,000 from the issuance of stock and additional paid in capital, shareholders' loans to the Company of $100,905. The primary uses of cash during 2001 were $301,061 to finance the Company's operations. The Company had no full time employees during 2001.

Significant losses in 2001 were primarily due to management's decision to utilize operating funds to advance the Company's business plan of opening call centers inside Economic Empowerment Zones and in Jamaica.

Management believes it will meet its revenue and profit goals in 2003 through potential acquisitions

ITEM  7     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The audited financial statements of the Company and related Notes which are included in this filing have been examined by Kahn Boyd Levychin, LLP, Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                                    CONTENTS
================================================================================

AUDITORS' REPORT                                           1
FINANCIAL STATEMENTS
    Consolidated balance sheets                          2-3
    Consolidated statements of operations                  4
    Consolidated statements of cash flows                5-6

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES               7-8

NOTES TO THE FINANCIAL STATEMENTS                       9-11

                   ==========================================
                             KAHN BOYD LEVYCHIN, LLP
                   ------------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                                AUDITORS' REPORT

================================================================================

Board of Directors and the Shareholders
Call Solutions, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Call Solutions, Inc. (a California corporation formerly known as BAOA, Inc.) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, and cash flows, for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Call Solutions, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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



KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified Public Accountants
March 23, 2002


                                                                               1
--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                   (212) 843-4100

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
================================================================================

                                                       2001     2000
--------------------------------------------------------------------------------

                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $27,215  $ 2,282
  Accounts receivable                                           2,508
--------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                              27,215    4,790
--------------------------------------------------------------------------------

FIXED ASSETS
  Equipment                                           73,378   73,378
  Furniture and fixtures                              14,820   14,820
  Leasehold improvements                              11,150   11,150
--------------------------------------------------------------------------------

                                                      99,348   99,348
  Less: accumulated depreciation                      63,547   53,198
--------------------------------------------------------------------------------

    NET FIXED ASSETS                                  35,801   46,150
--------------------------------------------------------------------------------
  TOTAL ASSETS                                       $63,016  $50,940
================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2001 AND 2000
=======================================================================================

                                                                2001           2000
---------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $  1,482,740   $ 1,014,650
  Income taxes payable                                             4,363         4,363
---------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                  1,487,103     1,019,013
---------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
  Notes payable, shareholders and related parties (Note 1)       100,905       213,911
---------------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                                100,905       213,911
---------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                          1,588,008     1,232,924
---------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 70,945,911 and 6,851,967 issued and
      outstanding respectively)                                  156,594        92,500
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 160,000 shares issued and
    outstanding)                                                     160           160
  Additional paid-in capital                                  11,548,314     8,240,275
  Accumulated deficit                                        (13,230,060)   (9,493,919)
---------------------------------------------------------------------------------------
                                                              (1,524,992)   (1,160,984)
  Stock subscription receivable                                                (21,000)
---------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' DEFICIT                               (1,524,992)   (1,181,984)
---------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $     63,016   $    50,940
=======================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                            DECEMBER 31, 2001 AND 2000
=================================================================================

                                                           2001          2000
---------------------------------------------------------------------------------
Revenue                                                $             $   131,840
---------------------------------------------------------------------------------
OPERATING EXPENSES
  Sales and marketing                                                  1,621,482
  General and administrative expenses                    3,903,729       630,005
  Compensation expense related to common stock sales
     at less than fair market value                                      566,667
---------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                 3,903,729     2,818,154
---------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                    (3,903,729)   (2,686,314)
---------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Forgiveness of debt                                      168,386        32,913
  Interest income                                                2
  Interest expense                                                       (11,743)
---------------------------------------------------------------------------------
Total other income (expense)                               168,388        21,170
---------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (3,735,341)   (2,665,144)
Provision for income taxes (current)                           800           800
---------------------------------------------------------------------------------
NET LOSS                                               $(3,736,141)  $(2,665,944)
=================================================================================
Loss per weighted average shares of common stock
  Outstanding                                          $      (.10)  $      (.57)

Weighted average number of shares of common stock
    outstanding                                         37,469,224     4,652,538


See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                       CALL SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED
                             DECEMBER 31, 2001 AND 2000
===================================================================================

                                                             2001          2000
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(3,736,141)  $(2,665,944)
  Adjustments to reconcile net loss to net cash used in
     operating activities
      Depreciation                                            10,349         7,219
      Common stock issued for fees and services            2,954,132       587,000
  Compensation expense related to common stock
          sales at less than fair market value                             566,667
  Changes in operating assets and liabilities
      Decrease (increase) in accounts receivable               2,508        (2,508)
      Decrease (increase) in deposits and other assets                      10,703
      Increase in accounts and accrued
         expenses payable                                    468,091       828,113
-----------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                       (301,061)     (668,750)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                      (47,568)
  Increase in stock subscription receivable                   21,000
  Decrease in option to acquire real estate                                115,684
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     21,000        68,116
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Decrease) increase in notes payable                      (113,006)        5,711
  Proceeds from sale of common stock                         418,000       592,450
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    304,994       598,161
-----------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          24,933        (2,473)
Cash and cash equivalents, beginning of year                   2,282         4,755
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    27,215   $     2,282
===================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000
================================================================================

                                                           2001    2000
--------------------------------------------------------------------------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
         Interest expense                                  $      $ 1,500
         Income taxes                                        800      800

   Issuance of 900,000 shares of restricted, unregistered
      common stock as repayment of outstanding debt to
       related party                                       $      $27,000

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

Fixed assets

Fixed assets are stated at cost. Depreciation is computed using the straight line method over the following estimated useful lives:

                                                Estimated
Description                                     useful life
-------------------------------------------------------------------
Office equipment and furniture and fixtures     5 years
Capital improvements                            7 years

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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:

                                                               2001      2000
-------------------------------------------------------------------------------
5% interest note payable on demand; no monthly payments of
principal and interest are required                          $         $ 74,781

Non-interest note payable on demand; no monthly payments of
principal are required                                         60,000    60,000

5% interest note payable on demand; no monthly payments of
principal and interest are required                            39,050

11% note payable on demand; no monthly payments of
principal and interest are required                            20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                            12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                       6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                          2,405     1,580
-------------------------------------------------------------------------------
                                                             $100,905  $213,911
================================================================================

NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                    2001              2000
--------------------------------------------------------------------------------
Net operating loss to be carried forward     $     5,686,697     $     4,080,155
Less: valuation allowance                          5,686,697           4,080,155
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

The Company incurred no federal income tax expense for the years ended December 31, 2001 and 2000, and utilized no tax carryforward losses. The Company incurred $800 of state income tax expense for years ended December 31, 2001 and 2000.

The Company has a net operating loss carryover of $13,224,877 to offset future income tax. The net operating losses expire as follows:

December 31,  2009                               $     1,431,255
              2010                                       947,670
              2011                                     1,269,190
              2017                                       885,291
              2019                                     2,289,386
              2020                                     2,665,944
              2021                                     3,736,141

NOTE 3 - OPERATING FACILITIES

The Company maintains its offices in facilities located in downtown Atlanta, Georgia. The Company is not being charged rent for use of the facilities.

NOTE 4 - AMENDMENTS TO THE COMPANY'S ARTICLES OF INCORPORATION

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


NOTE 5 - GOING CONCERN (CONTINUED)

As shown in the accompanying financial statements, the Company incurred a net loss of $3,736,141 for the year ended December 31, 2001, and as of that date had incurred cumulative losses since inception of $13,224,877.

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

ITEM  10     EXECUTIVE  COMPENSATION

Summary  Compensation  Table  for  2001:

           Name:                           Peter Van Brunt
           Principal Position:             Director & CEO
           Salary:                         $       183,095
           Bonus:                                        0
           Other Compensation (see notes)                0
           Restricted Stock Awards                       0
           Options                                       0
           LTIP Payouts                                  0
           All Other Compensation                  183,095


           Name:                           John Ballard
           Principal Position:             Director & CFO
           Salary:                         $            0
           Bonus:                                       0
           Other Compensation                           0
           Restricted Stock Awards                      0
           Options                                      0
           LTIP Payouts                                 0
           All Other Compensation                       0


           Name:                           Cameron Billmyer
           Principal Position:             Director & Secretary
           Salary:                         $                  0
           Bonus:                                             0
           Other Compensation                                 0
           Restricted Stock Awards                            0
           Options                                            0
           LTIP Payouts                                       0
           All Other Compensation                             0

ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and Major shareholders as well as those who own beneficially more than five percent of the Company's common stock.

        Name of Beneficial Owner      Number of Shares    Percent of Total
        Peter Van Brunt                  5,997,728             8.454%
        John Ballard                     1,522,728             2.146&
        Cameron Billmyer                   522,728              .736%

(Percentages  are  based  on the number of outstanding shares as of December 31,
2001)

ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the year ended December 31, 2001, the Company had advances and notes payable from related parties, who are also stockholders or related to stockholders of the Company. The advances and notes payable from related parties were for expenses of the Company paid by related parties and for direct loans to the Company. These advances and notes payable from related parties are not formally documented. Notes payable bear interest at rates ranging from 5.0% and 30.0% and are due on terms of between two years and three years from the dates of issue. The Company has paid in cash and common stock certain amounts to related parties, including company personnel, officers, and directors for services rendered to the Company.

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

                                 Call  Solutions,  Inc.
Date:                            John Ballard, Chief Financial Officer, Director
       -------------