Form 10QSB
period 2002-03-31
CALL-SOLUTIONS INC
filed 2002-05-20
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        For Quarter ended March 31, 2002
                         Commission File Number 0-25416

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

     Yes   X         No
          ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 2002, the registrant had   70,945,911
shares  of  common  stock,
$.001  par  value,  issued  and  outstanding.

                            1 - FINANCIAL INFORMATION

ITEM  1  FINANCIAL  STATEMENTS
ITEM  2  MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OR  PLAN  OF  OPERATION


                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          REVIEWED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2002 AND 2001
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

                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board of Directors and the Shareholders
Call  Solutions,  Inc.
Atlanta,  Georgia

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. (a California corporation) and its subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

KAHN  BOYD  LEVYCHIN

Kahn  Boyd  Levychin,
Certified  Public  Accountants
May  17,  2002


                                                                               1
--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

       CALL SOLUTIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
             MARCH 31, 2002 AND 2001
                  (UNAUDITED)


                                    2002      2001
-----------------------------------------------------

                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents       $    242  $    345
  Accounts receivable                          2,508
-----------------------------------------------------

    TOTAL CURRENT ASSETS               242     2,853
-----------------------------------------------------

FIXED ASSETS
  Equipment                         73,378    73,378
  Furniture and fixtures            14,820    14,820
  Leasehold improvements            11,150    11,150
-----------------------------------------------------

                                    99,348    99,348
  Less: accumulated depreciation    65,981    55,864
-----------------------------------------------------

    NET FIXED ASSETS                33,367    43,484
-----------------------------------------------------

OTHER ASSETS
  Investments                                220,000
-----------------------------------------------------

    TOTAL OTHER ASSETS                       220,000
-----------------------------------------------------

  TOTAL ASSETS                    $ 33,609  $266,337
======================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                          CALL SOLUTIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2002 AND 2001
                                       (UNAUDITED)

                                                                2002           2001
----------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $    166,167   $  2,801,651
  Income taxes payable                                             4,563          4,563
----------------------------------------------------------------------------------------

    TOTAL CURRENT LIABILITIES                                    170,730      2,806,214
----------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Accounts and accrued expenses payable                        1,472,531        838,935
  Notes payable, shareholders and related parties (Note 1)       102,905        214,436
----------------------------------------------------------------------------------------

    TOTAL NON-CURRENT LIABILITIES                              1,575,436      1,053,371
----------------------------------------------------------------------------------------

    TOTAL LIABILITIES                                          1,746,166      3,859,585
----------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 70,945,911 and 8,729,922 issued and
      outstanding respectively)                                  156,954         94,810
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 160,000  shares issued and
      outstanding respectively)                                      160            160
  Additional paid-in capital                                  11,548,314      8,295,965
  Accumulated deficit                                        (13,417,625)   (11,963,183)
----------------------------------------------------------------------------------------

                                                              (1,712,557)    (3,572,248)
  Stock subscription receivable                                                 (21,000)
----------------------------------------------------------------------------------------

    TOTAL SHAREHOLDERS' DEFICIT                               (1,712,557)    (3,593,248)
----------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $     33,609   $    266,337
========================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                        CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED
                               MARCH 31, 2002 AND 2001
                                     (UNAUDITED)


                                                        2002          2001
------------------------------------------------------------------------------

Revenue                                             $             $
------------------------------------------------------------------------------

OPERATING EXPENSES
  General and administrative expenses                   185,922     2,435,102
  Sales and marketing                                                  31,065
------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                185,922     2,466,167
------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                   (185,922)   (2,466,167)
------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Miscellaneous income                                      165
  Interest expense                                       (1,608)       (2,897)
------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                      (1,443)       (2,897)
------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (187,365)   (2,469,064)
Provision for income taxes (current)                        200           200
------------------------------------------------------------------------------

NET LOSS                                            $  (187,565)  $(2,469,264)


Loss per weighted average shares of common stock
  outstanding                                       $      (.01)  $      (.00)

Weighted average number of shares of common stock
    outstanding                                      37,469,224     8,223,478

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED
                              MARCH 31, 2002 AND 2001
                                    (UNAUDITED)


                                                              2002         2001
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(187,565)  $(2,469,264)
  Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities
      Depreciation                                             2,434         2,666
  Changes in operating assets and liabilities
      Increase in accounts and accrued expenses payable      155,958     2,625,936
  Increase in income taxes payable                               200           200
-----------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (28,973)      159,538
-----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Sharpe Communications, Ltd.                               (220,000)
-----------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                     (220,000)
-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                2,000           525
  Proceeds from sale of common stock                                        58,000
-----------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,000        58,525
-----------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (26,973)       (1,937)
Cash and cash equivalents, beginning of year                  27,215         2,282
-----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $     242   $       345
-----------------------------------------------------------------------------------

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                    2002      2001
---------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                    $        $
            Interest expense                        $        $




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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================

Fixed assets

Fixed assets are stated at cost. Depreciation is computed using the straight line method over the following estimated useful lives:

                                                     Estimated
Description                                        useful  life
-----------------------------------------------------------------------

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

Reverse stock split

In October, 2000 there was a 20:1 reverse stock split, pursuant to which every share of The company's common stock was changed into one-twentieth(1/20th) of a common share. All share amounts have been restated accordingly.

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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE  1  -  NOTES  PAYABLE,  SHAREHOLDERS  AND  RELATED  PARTIES

Notes  payable,  shareholders  and  related  parties are broken down as follows:


                                                               2002      2001
--------------------------------------------------------------------------------

Non-interest note payable on demand; no monthly payments of
principal are required                                       $ 60,000  $ 60,000

11% note payable on demand; no monthly payments of
principal and interest are required                            20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                            12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                       6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                          4,405     2,105

5% interest note payable on demand; no monthly payments of
principal and interest are required                                      74,781

5% interest note payable on demand; no monthly payments of
principal and interest are required                                      39,050

--------------------------------------------------------------------------------
                                                             $102,905  $214,436

NOTE  2  -  INCOME  TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:


                                             2002        2001
-------------------------------------------------------------------
Net operating loss to be carried forward  $5,769,579  $6,549,419
Less: valuation allowance                  5,769,579   6,549,419

-------------------------------------------------------------------
NET DEFERRED TAX ASSET                    $           $


See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE  2  -  INCOME  TAXES  (CONTINUED)

It is believed that the Company will not ever benefit from the deferred tax asset. The Company incurred no federal income tax expense for the periods ended March 31, 2002 and 2001, and utilized no tax carryforward losses. The Company incurred $200 of state income tax expense for the periods ended March 31, 2002 and 2001.

The Company has a net operating loss carryover of $13,417,625 to offset future income tax. The net operating losses expire as follows:

December  31,     2009     $     1,431,255
                  2010             947,670
                  2011           1,269,190
                  2017             885,291
                  2019           2,289,386
                  2020           2,665,944
                  2021           3,741,324
                  2022             187,565

It is believed that the Company will not ever benefit from the net operating loss carryforwards.

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

NOTE 4 - AMENDMENTS TO THE COMPANY'S ARTICLES OF INCORPORATION

In October 2000, the Company's board of directors and shareholders adopted and approved the following amendments to the Company's articles of incorporation:

1. A 20:1 reverse stock split, pursuant to which every share of the Company's stock was changed into one-twentieth (1/20th) of a common share.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $187,565 for the three months ended March 31, 2002, and as of that date had incurred cumulative losses since inception of $13,417,625.

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


     Date: March 20, 2002                 /s/  John  Ballard
                                          -----------------------------------
                                          John  Ballard,
                                          Chief Financial Officer, Director