Form 10QSB
period 2002-06-30
CALL-SOLUTIONS INC
filed 2002-08-19
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Quarter ended June 30, 2002
                         Commission File Number 0-25416

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

As of June 30, 2002, the registrant had 81,495,911 and 41,872,199 shares of common stock, $.001 par value issued and outstanding respectively.

1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL  STATEMENTS
ITEM 2  MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OR  PLAN  OF  OPERATION

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          REVIEWED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
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

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board of Directors and the Shareholders
Call Solutions, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. (a California corporation) and its subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified Public Accountants
August 14, 2002


                                                                               1
--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


=================================================================================

                                                                  2002     2001
---------------------------------------------------------------------------------
                                      ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $        $ 1,351
---------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                                    1,351
---------------------------------------------------------------------------------

FIXED ASSETS
  Equipment                                                       73,378   73,378
  Furniture and fixtures                                          14,820   14,820
  Leasehold improvements                                          11,150   11,150
---------------------------------------------------------------------------------
                                                                  99,348  99,348
  Less: accumulated depreciation                                  68,415   58,529
---------------------------------------------------------------------------------

    NET FIXED ASSETS                                              30,933   40,819
---------------------------------------------------------------------------------

    TOTAL ASSETS                                                 $30,933  $42,170
=================================================================================


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2002 AND 2001
                                       (UNAUDITED)


========================================================================================
                                                                2002           2001
----------------------------------------------------------------------------------------

                             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $    166,167   $    156,338
  Income taxes payable                                             4,763          4,763
----------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                    170,930        161,101
----------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
  Accounts and accrued expenses payable                        1,642,739        859,332
  Notes payable, shareholders and related parties (Note 1)       107,905        214,736
----------------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                              1,750,644      1,074,068
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                          1,921,574      1,235,169
----------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
  authorized, 81,495,911 and 41,872,199  issued and
    outstanding respectively)                                    209,344        127,952
  Preferred stock (10,000,000 shares $.001 par value
  authorized, 165,000  shares issued and
    outstanding respectively)                                     15,160            160
  Additional paid-in capital                                  11,548,314     10,676,205
  Accumulated deficit                                        (13,663,459)   (11,976,316)
----------------------------------------------------------------------------------------
                                                              (1,890,641)    (1,171,999)
  Stock subscription receivable                                                 (21,000)
----------------------------------------------------------------------------------------

    TOTAL SHAREHOLDERS' DEFICIT                               (1,890,641)    (1,192,999)
----------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $     30,933   $     42,170
========================================================================================


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


================================================================================
                                                          2002          2001
--------------------------------------------------------------------------------

Revenue                                               $             $
--------------------------------------------------------------------------------
OPERATING EXPENSES
  General and administrative expenses                     427,449     2,419,871
  Sales and marketing                                                    56,331
--------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                  427,449     2,476,202
--------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                     (427,449)   (2,476,202)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Miscellaneous income                                       165
   Interest expense                                        (5,715)       (5,795)
--------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                        (5,550)       (5,795)
--------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (432,999)   (2,481,997)
Provision for income taxes (current)                          400           400
--------------------------------------------------------------------------------
NET LOSS                                              $  (433,399)  $(2,482,397)
================================================================================

Loss per weighted average shares of common stock
  outstanding                                         $      (.01)  $      (.00)

Weighted average number of shares of common stock
    outstanding                                        41,199,611    18,366,082

Loss per weighted average shares of preferred stock
  outstanding                                         $     (2.68)  $    (15.52)

Weighted average number of shares of common stock
    Outstanding                                           162,210       160,000


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED
                               JUNE 30, 2002 AND 2001
                                    (UNAUDITED)


===================================================================================
                                                              2002         2001
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(433,399)  $(2,482,397)
  Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities
  Depreciation                                                 4,868         5,331
           Common stock issued for fees and services          52,750     2,373,382
  Changes in operating assets and liabilities
  Decrease in deposits and other assets                        2,508
  Increase in accounts and accrued expenses payable          326,166         1,020
    Increase in income taxes payable                             400           400
-----------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (49,215)      (99,756)
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                7,000           825
  Proceeds from sale of preferred stock                       15,000        98,000
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     22,000        98,825
-----------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (27,215)         (931)
Cash and cash equivalents, beginning of year                  27,215         2,282
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $           $     1,351
===================================================================================


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


================================================================================
                                                                    2002   2001
                                                                    -----  -----

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


Fixed assets

Fixed assets are stated at cost. Depreciation is computed using the straight line method over the following estimated useful lives:

                                                    Estimated
Description                                         useful life
----------------------------------------------------------------

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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================


NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:

                                                               2002      2001
-------------------------------------------------------------------------------

Non-interest note payable on demand; no monthly payments of
principal are required                                       $ 60,000  $ 60,000

11% note payable on demand; no monthly payments of
principal and interest are required                            20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                            12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                       6,000     6,000

Note payable due on 07/01/02                                    5,000

Non-interest note payable on demand; no monthly payments of
principal are required                                          4,405     2,405

5% interest note payable on demand; no monthly payments of
principal and interest are required                                      74,781

5% interest note payable on demand; no monthly payments of
principal and interest are required                                      39,050
-------------------------------------------------------------------------------
                                                             $107,905  $214,736
===============================================================================

NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                     2002                2001
--------------------------------------------------------------------------------
Net operating loss to be carried forward     $     5,875,287     $     2,992,783
Less: valuation allowance                          5,875,287           2,992,783
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                       $                   $


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

The Company incurred no federal income tax expense for the periods ended June 30, 2002 and 2001, and utilized no tax carryforward losses. The Company incurred $400 of state income tax expense for the periods ended June 30, 2002 and 2001.

The Company has a net operating loss carryover of $13,663,459 to offset future income tax. The net operating losses expire as follows:

December 31,2009                              $1,431,255
              2010                               947,670
              2011                             1,269,190
              2017                               885,291
              019                              2,289,386
              2020                             2,665,944
              2021                             3,741,324
              2022                               433,399

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

As shown in the accompanying financial statements, the Company incurred a net loss of $433,399 for the six months ended June 30, 2002, and as of that date had incurred cumulative losses since inception of $13,663,459.


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

The Company had no matters which were submitted to a vote of its security holders.


ITEM 5    OTHER  INFORMATION

None.


ITEM 6    EXHIBITS  AND  REPORTS  ON  FORM  8-K

None.



                                   SIGNATURES
                               -----------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CALL-SOLUTIONS,  INC.


     Date: March 20, 2002                 /s/  John  Ballard
                                          ----------------------------------
                                          John  Ballard,
                                          Chief Financial Officer, Director