Form 10QSB
period 2002-09-30
CALL-SOLUTIONS INC
filed 2002-11-18
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For Quarter ended September 30, 2002
                         Commission File Number 0-25416

                              CALL-SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                        33-0563989
              -----------------                   --------------
           (State of Incorporation)          (I.R.S. Employer ID No.)


                    555 Whitehall Street, Atlanta, GA 30303
     ----------------------------------------------------------------------
                 (Address of Principal Executive Offices) (Zip)

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

As of September 30, 2002, the registrant had 81,495,911 and 53,247,197 shares of common stock issued and outstanding respectively; and 165,000 and 160,000 shares of preferred stock issued and outstanding respectively

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          REVIEWED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                    CONTENTS
================================================================================

ACCOUNTANTS' REVIEW REPORT                                             1

FINANCIAL STATEMENTS
   Consolidated balance sheets                                        2-3
   Consolidated statements of operations                               4
   Consolidated statements of cash flows                              5-6

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                            7-8

NOTES TO THE FINANCIAL STATEMENTS                                     9-13

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board of Directors and the Shareholders
Call Solutions, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. (a California corporation) and its subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

November 13, 2002


                                                                               1
--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
================================================================================

                                                          2002      2001
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $   192  $ 82,710
--------------------------------------------------------------------------------


    TOTAL CURRENT ASSETS                                    192    82,710
--------------------------------------------------------------------------------

FIXED ASSETS
  Equipment                                              73,378    73,378
  Furniture and fixtures                                 14,820    14,820
  Leasehold improvements                                 11,150    11,150
--------------------------------------------------------------------------------

                                                         99,348    99,348
  Less: accumulated depreciation                         70,849    61,038
--------------------------------------------------------------------------------

    NET FIXED ASSETS                                     28,499    38,310
--------------------------------------------------------------------------------

    TOTAL ASSETS                                        $28,691  $121,020
================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                         CALL SOLUTIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2002 AND 2001
                                       (UNAUDITED)
========================================================================================

                                                                2002           2001
----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $    158,735   $    158,389
  Income taxes payable                                             4,963          4,163
----------------------------------------------------------------------------------------

    TOTAL CURRENT LIABILITIES                                    163,698        162,552
----------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Accounts and accrued expenses payable                        1,781,428      1,299,729
  Notes payable, shareholders and related parties (Note 1)       157,955        214,736
----------------------------------------------------------------------------------------

    TOTAL NON-CURRENT LIABILITIES                              1,939,383      1,514,465
----------------------------------------------------------------------------------------

    TOTAL LIABILITIES                                          2,103,081      1,677,017
----------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 81,495,911 and 53,247,197  issued and
      outstanding respectively)                                  167,144        144,327
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 165,000 and 160,000 shares issued and
      outstanding respectively)                                      165            160
  Additional paid-in capital                                  11,605,509     11,123,580
  Accumulated deficit                                        (13,847,208)   (12,803,064)
----------------------------------------------------------------------------------------

                                                              (2,074,390)    (1,534,997)
  Stock subscription receivable                                                 (21,000)
----------------------------------------------------------------------------------------

    TOTAL SHAREHOLDERS' DEFICIT                               (2,074,390)    (1,555,997)
----------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $     28,691   $    121,020
========================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
================================================================================

                                                          2002          2001
--------------------------------------------------------------------------------
Revenue                                               $             $
--------------------------------------------------------------------------------
OPERATING EXPENSES
  General and administrative expenses                     608,859     3,299,331
--------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                  608,859     3,299,331
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                      608,859)   (3,299,331)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Miscellaneous income                                        165             2
  Interest expense                                         (7,854)       (9,216)
--------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                        (7,689)       (9,214)
--------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (616,548)   (3,308,545)
Provision for income taxes (current)                          600           600
--------------------------------------------------------------------------------
NET LOSS                                              $  (617,148)  $(3,309,145)
================================================================================

Loss per weighted average shares of common stock
  outstanding                                         $      (.01)  $      (.00)

Weighted average number of shares of common stock
  outstanding                                          43,497,795    30,172,227

Loss per weighted average shares of preferred stock
  outstanding                                         $     (3.78)  $    (20.68)

Weighted average number of shares of common stock
  outstanding                                             163,150       160,000

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                       CALL SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED
                            SEPTEMBER 30, 2002 AND 2001
                                    (UNAUDITED)
===================================================================================
                                                              2002         2001
-----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(617,148)  $(3,309,145)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities
      Depreciation                                             7,302         7,840
      Common stock issued for fees and services               10,550     2,619,632
  Changes in operating assets and liabilities
      Decrease in deposits and other assets                                  2,508
      Increase in accounts and accrued expenses payable      457,423       443,468
      Increase (decrease) in income taxes payable                600          (200)
-----------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (141,273)     (235,897)
-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                               57,050           825
  Proceeds from sale of  stock                                57,200       315,500
-----------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    114,250       316,325
-----------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (27,023)       80,428
Cash and cash equivalents, beginning of year                  27,215         2,282
-----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $     192   $    82,710
===================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
================================================================================
                                                          2002        2001
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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================


NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:


                                                               2002      2001
-------------------------------------------------------------------------------
Non-interest note payable on demand; no monthly payments of
principal are required                                       $ 60,000  $ 60,000

8.5% note payable on demand; no monthly payments of
principal and interest are required.                           50,000

11% note payable on demand; no monthly payments of
principal and interest are required                            20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                            12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                       6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                          5,000

Non-interest note payable on demand; no monthly payments of
principal are required                                          4,455     2,405

5% interest note payable on demand; no monthly payments of
principal and interest are required                                      74,781

5% interest note payable on demand; no monthly payments of
principal and interest are required                                      39,050
-------------------------------------------------------------------------------

                                                             $157,955  $214,736
================================================================================

    See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================


NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                       2002          2001
--------------------------------------------------------------------------------

Net operating loss to be carried forward        $  5,954,299       $  5,503,089
Less: valuation allowance                          5,954,299          5,503,089
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                          $                  $
================================================================================

It is believed that the Company will not ever benefit from the deferred tax asset.

The Company incurred no federal income tax expense for the periods ended September 30, 2002 and 2001, and utilized no tax carryforward losses. The Company incurred $600 of state income tax expense for the periods ended September 30, 2002 and 2001.

The Company has a net operating loss carryover of $13,847,208 to offset future income tax. The net operating losses expire as follows:

December 31,     2009                               $     1,431,255
                 2010                                       947,670
                 2011                                     1,269,190
                 2017                                       885,291
                 2019                                     2,289,386
                 2020                                     2,665,944
                 2021                                     3,741,324
                 2022                                       617,148

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

As shown in the accompanying financial statements, the Company incurred a net loss of $617,148 for the nine months ended September 30, 2002, and as of that date had incurred cumulative losses since inception of $13,847,208.

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

NOTE 5 - SUBSEQUENT EVENTS

By unanimous approval of the Board of Directors' members, John Ballard and Cameron Billmyer, (Peter Van Brunt abstained) the Board of Directors approved an agreement and agreed to issue 1,093 shares of convertible preferred stock to Payment Solutions in exchange for Payment Solutions agreement to forgive an aggregate past due liability of $1,092,222.00 owed to Payment Solutions by the Company. On November 5, 2002, the Company issued to Payment Solutions 1,093 shares of convertible preferred stock, at a stated value of $1,000.00 per share. The shares of preferred stock are immediately convertible, at Payment Solutions' sole election, at the rate of $.005 per share, and may convert into an aggregate of 218,600,000 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis.

By unanimous approval of the Board of Directors' members, John Ballard, Cameron Billmyer, and Peter Van Brunt, the Board of Directors approved an agreement and agreed to issue 314 shares of convertible preferred stock to Joseph Risk in exchange for Joseph Risk's agreement to forgive an aggregate past due liability of $313,150 owed to

See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 5 - SUBSEQUENT EVENTS (CONTINUED)

Joseph Risk by the Company. On November 5, 2002, the Company issued to Joseph Risk 314 shares of convertible preferred stock, at a stated value of $1,000.00 per share. The shares of preferred stock are immediately convertible, at Joseph Risk's sole election, at the rate of $.005 per share, and may convert into an aggregate of 62,800,000 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis.

By unanimous approval of the Board of Directors' members, John Ballard, Cameron Billmyer, and Peter Van Brunt, the Board of Directors approved an agreement and agreed to issue 152 shares of convertible preferred stock to Teena Martin-Smith in exchange for Teena Martin-Smith's agreement to forgive an aggregate past due liability of $151,500 owed to Teena Martin-Smith by the Company. On November 5, 2002, the Company issued to Teena Martin-Smith 152 shares of convertible preferred stock, at a stated value of $1,000.00 per share. The shares of preferred stock are immediately convertible, at Ms. Martin-Smith's sole election, at the rate of $.005 per share, and may convert into an aggregate of 30,400,000 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis.

By unanimous approval of the Board of Directors' members, John Ballard, Cameron Billmyer, and Peter Van Brunt, the Board of Directors approved an agreement and agreed to issue 113 shares of convertible preferred stock to Richard Dwayne Britt in exchange for Richard Dwayne Britt's agreement to forgive an aggregate past due liability of $112,400 owed to Richard Britt by the Company. On November 5, 2002, the Company issued to Mr. Britt shares of convertible preferred stock, at a stated value of $1,000.00 per share. The shares of preferred stock are immediately convertible, at Mr. Britt's sole election, at the rate of $.005 per share, and may convert into an aggregate of 22,600,000 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis.

By unanimous approval of the Board of Directors' members, (John Ballard abstained) Cameron Billmyer, and Peter Van Brunt, the Board of Directors approved an agreement and agreed to issue 15 shares of convertible preferred stock to John Ballard in exchange for John Ballard's agreement to forgive an aggregate past due liability of $15,000.00 owed to John Ballard by the Company. On November 5, 2002, the Company issued to John Ballard 15 shares of convertible preferred stock, at a stated value of $1,000.00 per share. The shares of preferred stock are immediately convertible, at John Ballard's sole election, at the rate of $.005 per share, and may convert into an aggregate of 3,000,000


See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 5 - SUBSEQUENT EVENTS (CONTINUED)

shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis.

By unanimous approval of the Board of Directors' members, John Ballard and Peter Van Brunt (Cameron Billmyer abstained), the Board of Directors approved an agreement and agreed to issue 10 shares of convertible preferred stock to Cameron Billmyer in exchange for Mr. Billmyer's agreement to forgive an aggregate past due liability of $10,000.00 owed to Mr. Billmyer by the Company. On November 5, 2002, the Company issued to Mr. Billmyer 10 shares of convertible preferred stock, at a stated value of $1,000.00 per share. The shares of preferred stock are immediately convertible, at Cameron Billmyer's sole election, at the rate of $.005 per share, and may convert into an aggregate of 2,000,000 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis.

The purpose of the six transactions was to repay a large outstanding past due accounts payable and to reduce the Company' current and total liabilities. There were 81,495,911 shares of common stock outstanding as of September 30, 2002. On October 25, 2002, The Company issued an aggregate of 1,697 shares of convertible preferred stock. The preferred stock is convertible at the rate of $.005 per share and may be converted into an aggregate 339,400,000 shares of common stock. The preferred stockholders can vote their shares on "as converted" basis. The aggregate amount of voting shares is now 420,895,911.

After the meeting, Cameron Billmyer and John Ballard resigned from the board of directors. Peter Van Brunt appointed Dr. Bashiruddin Usama, DDS and Ron Allen to the Board of Directors to fill the vacancies on the board.


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

                                          CALL-SOLUTIONS,  INC.


     Date: November 14, 2002                 /s/  John Ballard
                                          -----------------------------------
                                          John Ballard,
                                          Chief Financial Officer, Director