Form 10KSB
period 2002-12-31
CALL-SOLUTIONS INC
filed 2003-04-16
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2002

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

                      18930 Greenfield Rd Detroit Mi 48235
               -----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (313) 272 1961
                               ------------------
              (Registrant's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)


                                                                               1

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



                                                                               2

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


                                                                               3

ITEM  2     DESCRIPTION  OF  PROPERTY

The Company has a lease on their office space located at 18930 Greenfield Rd Detroit Michigan.


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

      2001              LOW  HIGH
      First  Quarter    .08   .17
      Second  Quarter   .01   .17
      Third  Quarter    .02   .07
      Fourth  Quarter   .01   .05

      2002              LOW  HIGH
      First  Quarter    .01   .02
      Second  Quarter   .01   .01
      Third  Quarter    .01   .01
      Fourth  Quarter   .01   .05



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

As of December 31, 2002, there were approximately 800 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.


                                                                               5

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan  of  Operations
--------------------

The Company is currently reviewing its plans for operating in the call center business.

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

                                    PART III

ITEM  9     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

Director               Age           Date  Elected          Position
Ronald Allen            27             11/05/02             Director & President

Basharuddin Usama       65             11/05/02             Director

Since 1974, Dr. Usama has been a oral and maxillofacial surgeon practicing in Cleveland Heights, Ohio. Dr. Usama received his a Bachelor of Science Degree from Howard University, College of Liberal Arts, Washington, D.C. in 1959, and his Doctor of Dental Surgery from Howard University, College of Dentistry, Washington, D.C. in 1963.

From July, 2002 to present, Mr. Allen has worked as Chief Executive Officer of Global Automation Works, Inc. From August, 2000 to January, 2002, Mr. Allen was a Project Engineer for Scientific Research Corporation, in Atlanta, Georgia, and from May, 1999 to June, 2000, a Project Engineer for Rapid Design Service, in Flint, Michigan. From December 1996 to February, 1999, Mr. Allen was a Graduate Assistant Football Coach at the Michigan Technological University, at Houghton, Michigan. Mr. Allen received his Bachelor of Science degree in Electrical Engineering from the Michigan Technological University, in Houghton, Michigan in 1999.


                                                                      9

ITEM  10     EXECUTIVE  COMPENSATION

             There are currently no compensated executives of the company.

ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and Major shareholders as well as those who own beneficially more than five percent of the Company's common stock.

        Name of Beneficial Owner      Number of Shares    Percent of

No directors own voting stock in the company and there are no five percent owners in the company stock.

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

                                 Call  Solutions,  Inc.
Date: 04/15/2003                 President/Director  Ron Allen


                                  -------------

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS
================================================================================

AUDITORS' REPORT                                                            1
FINANCIAL STATEMENTS
     Consolidated balance sheets                                           2-3
     Consolidated statements of operations and comprehensive loss           4
     Consolidated statements of cash flows                                 5-6

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                                 7-8

NOTES TO THE FINANCIAL STATEMENTS                                          9-13

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                                AUDITORS' REPORT

================================================================================

Board of Directors and the Shareholders
Call Solutions, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Call Solutions, Inc. (a California corporation formerly known as BAOA, Inc.) and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, cash flows, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Call Solutions, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified Public Accountants
April 14, 2003




                                                                             1
--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
================================================================================

                                                       2002           2001
--------------------------------------------------------------------------------

                                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $   314       $  27,215
--------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                  314          27,215
--------------------------------------------------------------------------------

FIXED ASSETS
  Equipment                                            73,378          73,378
  Furniture and fixtures                               14,820          14,820
  Leasehold improvements                                               11,150
--------------------------------------------------------------------------------

                                                       88,198          99,348
  Less: accumulated depreciation                       69,051          63,547
--------------------------------------------------------------------------------

    NET FIXED ASSETS                                   19,147          35,801
--------------------------------------------------------------------------------

  TOTAL ASSETS                                        $19,461       $  63,016
================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                       CALL SOLUTIONS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2002 AND 2001
========================================================================================

                                                                2002           2001
----------------------------------------------------------------------------------------
                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $    473,896   $  1,482,740
  Income taxes payable                                             5,163          4,363
----------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                    479,059      1,487,103
----------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Notes payable, shareholders and related parties (Note 1)       153,500        100,905
----------------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                                153,500        100,905
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                            632,559      1,588,008
----------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 81,495,911 and 70,945,911 issued and
     outstanding respectively)                                   167,144        156,594
  Preferred stock (10,000,000 shares $.001 par value
    authorized,166,697and  160,000 shares issued and
     outstanding)                                                    166            160
  Additional paid-in capital                                  13,299,780     11,548,314
  Accumulated deficit                                        (14,080,188)   (13,230,060)
----------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' DEFICIT                                 (613,098)    (1,524,992)
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $     19,461   $     63,016
========================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                              FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001
================================================================================

                                                              2002         2001
-----------------------------------------------------------------------------------
Revenue                                                  $             $
-----------------------------------------------------------------------------------
OPERATING EXPENSES
  General and administrative expenses                        843,424     3,903,729
-----------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                     843,424     3,903,729
-----------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                        (843,424)   (3,903,729)
-----------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Forgiveness of debt                                          4,456       168,386
  Other income                                                   165
  Interest income                                                                2
  Interest expense                                           (10,524)
-----------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                  (5,903)      168,388
-----------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                      (849,327)   (3,735,341)
Provision for income taxes (current)                             800           800
-----------------------------------------------------------------------------------
NET LOSS                                                 $  (850,127)  $(3,736,141)
================================================================================

Loss per weighted average shares of common stock
  Outstanding                                            $      (.01)  $      (.10)

Weighted average number of shares of common stock
    outstanding                                           78,114,130    37,469,224






See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                       CALL SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED
                             DECEMBER 31, 2002 AND 2001
===================================================================================

                                                             2002          2001
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $  (850,127)  $(3,736,141)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                             9,338        10,349
      Loss on disposal of assets                               7,316
      Common stock issued for fees and services               52,750     2,954,132
      Preferred stock issued for fees and services         1,694,272
  Changes in operating assets and liabilities
      Decrease in accounts receivable                                        2,508
      (Decrease) increase in accounts and accrued
        expenses payable                                  (1,008,045)      468,091
-----------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (94,496)     (301,061)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in stock subscription receivable                                 21,000
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   21,000
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in notes payable                    52,595      (113,006)
  Proceeds from sale of common stock                          15,000       418,000
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     67,595       304,994
-----------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (26,901)       24,933
Cash and cash equivalents, beginning of year                  27,215         2,282
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $       314   $    27,215
===================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001
===================================================================================

                                                                2002        2001
-----------------------------------------------------------------------------------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
  Income taxes                                               $      800  $      800
         Interest expense

   Issuance of 1,697 shares of preferred stock as repayment
      of outstanding debt to related party                   $1,694,272  $





See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements. 6

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

In October 2000 BAOA changed it named to Call Solutions, Inc. During the fourth quarter of 2002 the Call Solution, Inc. moved its operations to Detroit, Michigan. Call Solutions, Inc. is currently inactive.

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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:

                                                                      2002      2001
--------------------------------------------------------------------------------------
Non-interest note payable on demand; no monthly payments of
principal are required
                                                                    $ 60,000  $ 60,000

8.5% note payable August 2004.  Quarterly payments of
interest are required.  The note is convertible into common stock.    50,000

11% note payable on demand; no monthly payments of
principal and interest are required                                   20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                                   12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                              6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                                 5,000     2,405
--------------------------------------------------------------------------------------
                                                                    $153,500  $100,905
======================================================================================

NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:


                                                          2002          2001
--------------------------------------------------------------------------------
Net operating loss to be carried forward              $ 3,520,047   $ 3,307,515
Less: valuation allowance                              (3,520,047)   (3,307,515)
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                                $             $
================================================================================

See auditors' report and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 2 - INCOME TAXES (CONTINUED)

The Company incurred no federal income tax expense for the years ended December 31, 2002 and 2001, and utilized no tax carryforward losses. The Company incurred $800 of state income tax expense for years ended December 31, 2002 and 2001.

The Company has a net operating loss carryover of $14,080,188 to offset future income tax. The net operating losses expire as follows:

December 31,  2009                                          $1,431,255
              2010                                             947,670
              2011                                           1,269,190
              2017                                             885,291
              2019                                           2,289,386
              2020                                           2,671,128
              2021                                           3,736,141
              2022                                             850,127

NOTE 3 - OPERATING FACILITIES

The Company maintains its offices in facilities located in Detroit, Michigan. During the fourth quarter of 2002 the Company moved its operations from facilities located in Atlanta, Georgia to Detroit, Michigan. The Company was not charged rent for use of either of the facilities.

NOTE 4 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.

As shown in the accompanying financial statements, the Company incurred net losses of $850,127 and $3,736,141 respectively for the years ended December 31, 2002 and 2001, and as of December 31, 2002 had incurred cumulative losses since inception of $14,080,188. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


See auditors' report and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================

NOTE 5 - ISSUANCE OF CONVERTIBLE PREFERRED STOCK FOR DEBT

By unanimous approval the Board of Directors approved an agreement to issue 1,697 shares of convertible preferred stock to various officers of the Company in exchange for their agreement to forgive an aggregate past due liability of $1,694,272 owed to the officers by the Company. On November 5, 2002, the Company issued to the officers 1,697 shares of convertible preferred stock, at a stated value of $1,000.00 per share. The shares of preferred stock are immediately convertible, at the officers' sole election, at the rate of $.005 per share, and may convert into an aggregate of 339,400,000 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis.

These officers then resigned from the Company. The operations of the Company were then taken over by a new team, which moved the Company's facilities to Detroit, Michigan.





See auditors' report and the summary of significant accounting policies.