Form 10KSB/A
period 2002-12-31
CALL-SOLUTIONS INC
filed 2003-05-09
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2002

                         Commission File Number  0-25416

                              Call-Solutions, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           CALIFORNIA                                33-0563989
    -----------------------                ----------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

                     18930 Greenfield Rd., Detroit, MI 48235
               -----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (313) 272-1961
                               ------------------
              (Registrant's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock - $.001 Par Value
                         ------------------------------
                                (Title of Class)


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

Business of the Issuer
----------------------



Call-Solution has been in the business of developing and operating call centers in business atmospheres that are encouraging to labor intensive business operations. The Company's goal has shifted and management intends to develop opportunities by entering into contracts with companies that allow Call-Solutions to provide consumers with integration telephony technology that provides Call-Solutions'with intergrated assess to voice-actived electronic email, voice mail, faxes, and conference calls.

Utilizing the same technoloy, the Company also desires to become a world leader in "direct-to-consumer"distribution of goods and services.

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


ITEM 2   DESCRIPTION OF PROPERTY

The Company has a lease on their office space located at 18930 Greenfield Rd., Detroit, Michigan 48235.


ITEM 3   LEGAL PROCEEDINGS

The Company had no legal proceedings in 2002 and none are pending.


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

         2001                        LOW            HIGH
         ----                        ---            ----
         First  Quarter              .08             .17
         Second  Quarter             .01             .17
         Third  Quarter              .02             .07
         Fourth  Quarter             .01             .05

         2002                        LOW            HIGH
         ----                        ---            ----
         First  Quarter              .01             .02
         Second  Quarter             .01             .01
         Third  Quarter              .01             .01
         Fourth  Quarter             .01             .05


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


RECENT SALES OF UNREGISTERED SECURITIES

By unanimous approval the Board of Directors approved an agreement to issue 1,697 shares of convertible preferred stock to various officers of the Company in exchange for their agreement to forgive an aggregate past due liability of $1,694,272 owed to the officers by the Company. On November 5, 2002, the Company issued to the officers 1,697 shares of convertible preferred stock, at a stated value of $1,000.00 per share. The shares of preferred stock are immediately convertible, at the officers' sole election, at the rate of $.005 per share, and may convert into an aggregate of 339,400,000 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis. Former CEO, Peter Van Brunt, recieved 1,093 shares of this convertible preferred stock.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations
------------------




Call-Solutions has devoted substantially all of its resources to its effort to develop and establish company owned centers. Call-Solutions, recently, shifted its business strategy in an attempt to take advantage of opportunities to open call centers off-shore, in countries which have a labor pool from which to select workers. Call-Solutions opened and had planned to expand a call center in Montego Bay, Jamaica. However, management decided to seek an opportunity to acquire an existing call center and Call-Solutions ceased its call center operations in Montego Bay to engage in the acquisition of Sharpe Communications, a call center located in the Cazoumar Free Zone. Management was unable to acquire the Sharpe Communications call center.

Call-Solutions has again shifted its focus and management intends to enter into contracts with companies that have technology to allow Call-Solutions to sale and provide to consumers integrated telephony technology that provides customers with intergrated assess to voice-actived electronic email, voice mail, faxes, and conference calls using a single assess telephone number or personalize code.

Call-Solutions incurred operating losses during the year ended December 31, 2002 and has an accumated deficit (See Financial Statements and Notes). Call-Solution's losses have resulted principally from administrative costs associated with Call-Soluton's operations. These costs exceeded
Call-Solutions'income.

In order to continue operations and to implement management new business plan will require require additional debt or equity financing.No assurance can be given that such additional financing will be available on terms acceptable to us. Further, any future financing transactions would likely be dilutive to our existing shareholders. If working capital deficits continue, we may be forced to curtail our operations.

Results of Operations
---------------------

As of December 31, 2002, the Company had $314 cash on hand and in the bank. The primary sources of cash and financing for the Company for the year ended December 31, 2002 were from the issuance of stock and additional paid in capital, and loans to the Company. The primary uses of cash during 2002 were to finance the Company's operations. The Company had no full time employees during 2002.

Significant losses in 2002 were primarily due to management's decision to utilize operating funds to advance the Company's business plan of opening call centers in Jamaica.


ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company and related Notes which are included in this filing have been examined by Kahn Boyd Levychin, LLP, Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

                     CALL-SOLUTIONS, INC. AND SUBSIDIARIES
                          AUDITED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001


                                    CONTENTS
================================================================================

AUDITORS' REPORT                                                         F-2
FINANCIAL STATEMENTS
     Consolidated balance sheets                                      F-3 - F-4
     Consolidated statements of operations and comprehensive loss        F-5
     Consolidated statements of cash flows                            F-6 - F-7

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                            F-8 - F-9

NOTES TO THE FINANCIAL STATEMENTS                                    F-10 - F-14

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                                AUDITORS' REPORT

================================================================================

Board of Directors and the Shareholders
Call-Solutions, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Call-Solutions, Inc. (a California corporation formerly known as BAOA, Inc.) and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, cash flows, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Call-Solutions, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified Public Accountants
April 14, 2003

--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

                      CALL-SOLUTIONS, INC. AND SUBSIDIARIES
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

                       CALL-SOLUTIONS, INC. AND SUBSIDIARIES
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

                      CALL-SOLUTIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
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

                       CALL-SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED
                             DECEMBER 31, 2002 AND 2001
===================================================================================

                                                             2002          2001
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $  (850,127)  $(3,736,141)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                             9,338        10,349
      Loss on disposal of assets                               7,316             -
      Common stock issued for fees and services               52,750     2,954,132
      Preferred stock issued for fees and services         1,694,272
  Changes in operating assets and liabilities
      Decrease in accounts receivable                                        2,508
      (Decrease) increase in accounts and accrued
        expenses payable                                  (1,008,045)      468,091
-----------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (94,496)     (301,061)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in stock subscription receivable                                 21,000
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   21,000
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in notes payable                    52,595      (113,006)
  Proceeds from sale of common stock                          15,000       418,000
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     67,595       304,994
-----------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (26,901)       24,933
Cash and cash equivalents, beginning of year                  27,215         2,282
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $       314   $    27,215
===================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                      CALL-SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
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

                      CALL-SOLUTIONS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

In October 2000 BAOA changed it named to Call-Solutions, Inc. During the fourth quarter of 2002 the Call-Solution, Inc. moved its operations to Detroit, Michigan. Call-Solutions, Inc. is currently inactive.

The accompanying financial statements present the consolidated financial condition, operations, and cash flows of Call-Solutions, Inc., and its wholly owned subsidiaries Call Atlanta, Inc. and Call Harlem, Inc. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are collectively referred to as the "Company."

Accounting basis

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly revenues are recognized when services are rendered and expenses realized when the obligation is incurred.



See auditors' report and the accompanying notes to the financial statements.

                      CALL-SOLUTIONS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

                      CALL-SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

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

                      CALL-SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

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

                      CALL-SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

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

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Director               Age           Date  Elected          Position
--------               ---           -------------          --------
Ronald Allen            27             11/05/02             Director

Bashiruddin Usama       70             11/05/02             Director & President


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

ITEM 10  EXECUTIVE COMPENSATION




Summary Compensation Table for 2002:

           Name:                           Peter Van Brunt
           Principal Position:             Director & CEO
           Salary:                         $             0
           Bonus:                                        0
           Other Compensation (see notes)                0
           Restricted Stock Awards              See Item 5
           Options                                       0
           LTIP Payouts                                  0
           All Other Compensation                        0

Notes: The Company currently has no standard arrangement by which its Officers and Directors are compensated. Mr. Van Brunt received management fee payments throughout 2002 for services, lodging, and travel expenses for his extensive stays away from home in relation to the completion of the Company's call center business negotiations with the Cities of Atlanta, New York and Montego Bay, Jamaica.

           Name:                           John Ballard
           Principal Position:             Director & CFO
           Salary:                         $            0
           Bonus:                                       0
           Other Compensation                           0
           Restricted Stock Awards             See Item 5
           Options                                      0
           LTIP Payouts                                 0
           All Other Compensation                       0


           Name:                           Cameron Billmyer
           Principal Position:             Director & Secretary
           Salary:                         $                  0
           Bonus:                                             0
           Other Compensation                                 0
           Restricted Stock Awards                   See Item 5
           Options                                            0
           LTIP Payouts                                       0
           All Other Compensation                             0



           Name:                           Bashiruddin Usama
           Principal Position:             Director & President
           Salary:                         $                  0
           Bonus:                                             0
           Other Compensation                                 0
           Restricted Stock Awards                            0
           Options                                            0
           LTIP Payouts                                       0
           All Other Compensation                             0

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and Major shareholders as well as those who own beneficially more than five percent of the Company's common stock.


Name of Beneficial Owner         Number of Shares                     Percent of
------------------------         ----------------                     ----------

Dr. Talmadge McKinney           1086 Convertible Preferred*
                                50 shares Series B Convertible         52.27%
                                Preferred*
                                1,150,000 shares of Common

         * The 1086 shares of Convertible Preferred Stock, vote as if converted and are convertible into 217,200,000 shares of Call-Solutions' common stock, and the 50 shares of Series B Convertible Preferred Stock convertible into 1,666,667 shares of Call-Solutions' common stock.


(Percentages are based on the number of outstanding shares as of December 31,
2002)

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2002, the Company had advances and notes payable from related parties, who are also stockholders or related to stockholders of the Company. The advances and notes payable from related parties were for expenses of the Company paid by related parties and for direct loans to the Company. These advances and notes payable from related parties are not formally documented. Notes payable bear interest at rates ranging from 5.0% and 30.0% and are due on terms of between two years and three years from the dates of issue. The Company has paid in cash and common stock certain amounts to related parties, including company personnel, officers, and directors for services rendered to the Company.

ITEM 13  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Call-Solutions, Inc.



Date: May 9, 2003                                By:  /s/ Dr. Bashiruddin Usama
                                                     ---------------------------
                                                      President/Director

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

         I, Bashiruddin Usama, certify that:

         1. I have reviewed this amended annual report on Form 10-KSB/A of Call-Solutions, Inc.;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Call-Solution Inc. as of, and for, the periods presented in this amended annual report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for Call-Solution Inc., Inc. and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Call-Solution Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of Call-Solution's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to Call-Solution Inc.'s auditors and the audit committee of Call-Solutions, Inc.'s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Call-Solutions, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in Call-Solutions, Inc.'s internal controls; and

         6. I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003

/s/ Dr. Bashiruddin Usama
---------------------------
Dr. Bashiruddin Usama
Chief Executive Officer