Form 10QSB
period 2003-03-31
CALL-SOLUTIONS INC
filed 2003-05-15
CIK 923771

================================================================================

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended   March 31,2003
                                                                   -------------




                                  Commission file number       0-25416
                                                        ------------------------


                              Call Solutions, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          California                                              33-0563989
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                     18930 Greenfield Rd, Detroit, MI 48235
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (313) 272-1961
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          REVIEWED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002
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

                   ------------------------------------------
                             KAHN BOYD LEVYCHIN, LLP
                   ------------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board of Directors and the Shareholders
Call Solutions, Inc.
Detroit, Michigan

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. and its subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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


KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified Public Accountants
May 12, 2003


                                                                               1
--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

================================================================================

                                                                2003     2002
-------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $    37  $   242
-------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                            37      242
-------------------------------------------------------------------------------

FIXED ASSETS
  Equipment                                                     73,378   73,378
  Furniture and fixtures                                        14,820   14,820
  Leasehold improvements                                                 11,150
-------------------------------------------------------------------------------

                                                                88,198   99,348
  Less: accumulated depreciation                                71,087   65,981
-------------------------------------------------------------------------------

    NET FIXED ASSETS                                            17,111   33,367
-------------------------------------------------------------------------------

    TOTAL ASSETS                                               $17,148  $33,609
===============================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                            CALL SOLUTIONS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 2003 AND 2002
                                         (UNAUDITED)


=========================================================================================

                                                                2003           2002
-----------------------------------------------------------------------------------------

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $    230,281   $    166,167
  Income taxes payable                                             5,363          4,563
-----------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                    235,644        170,730
-----------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
  Accounts and accrued expenses payable                          245,946      1,472,531
  Notes payable, shareholders and related parties (Note 1)       154,717        102,905
-----------------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                                400,663      1,575,436
-----------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                            636,307      1,746,166
-----------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 81,495,911 and 70,945,911 issued and
      outstanding respectively)                                  167,144        156,954
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 166,697 and 160,000  shares issued and
      outstanding respectively)                                      166            160
  Additional paid-in capital                                  13,299,780     11,548,314
  Accumulated deficit                                        (14,086,249)   (13,417,625)
-----------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' DEFICIT                                 (619,159)    (1,712,557)
-----------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $     17,148   $     33,609
=========================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                    COMPREHENSIVE LOSS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

==============================================================================

                                                        2003          2002
------------------------------------------------------------------------------

Revenue                                             $             $
------------------------------------------------------------------------------
OPERATING EXPENSES
  General and administrative expenses                     3,191       185,922
------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                  3,191       185,922
------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                     (3,191)     (185,922)
------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Miscellaneous income                                                    165
  Interest expense                                       (2,670)       (1,608)
------------------------------------------------------------------------------
Total other income (expense)                             (2,670)       (1,443)
------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (5,861)     (187,365)
Provision for income taxes (current)                        200           200
------------------------------------------------------------------------------
NET LOSS                                            $    (6,061)  $  (187,565)
==============================================================================

Loss per weighted average shares of common stock
  outstanding                                       $      (.00)  $      (.01)

Weighted average number of shares of common stock
  outstanding                                        78,114,130    37,469,224


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

===============================================================================

                                                             2003       2002
-------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                 $(6,061)  $(187,565)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities
    Depreciation                                             2,036       2,434
  Changes in operating assets and liabilities
    Increase in accounts and accrued expenses payable        2,331     155,958
    Increase in income taxes payable                           200         200
-------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                       (1,494)    (28,973)
-------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in notes payable                              1,217       2,000
-------------------------------------------------------------------------------
Net cash provided by financing activities                    1,217       2,000
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (277)    (26,973)
Cash and cash equivalents, beginning of year                   314      27,215
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $    37   $     242
===============================================================================


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

========================================================================

                                                       2002      2001
------------------------------------------------------------------------
Supplementary disclosures of cash flow information
  Cash paid during the year for:
    Income taxes                                    $         $
    Interest expense                                $         $



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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:

                                                                      2003      2002
--------------------------------------------------------------------------------------
Non-interest note payable on demand; no monthly payments of
principal are required                                              $ 60,000  $ 60,000

8.5% note payable August 2004.  Quarterly payments of
interest are required.  The note is convertible into common stock.    50,000

11% note payable on demand; no monthly payments of
principal and interest are required                                   20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                                   12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                              6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                                 6,217     4,405
--------------------------------------------------------------------------------------
                                                                    $154,717  $102,905
======================================================================================

NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                              2003          2002
--------------------------------------------------------------------

Net operating loss to be carried forward  $ 3,521,562   $ 5,769,579
Less: valuation allowance                  (3,521,562)   (5,769,579)
--------------------------------------------------------------------
NET DEFERRED TAX ASSET                    $             $
====================================================================

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

The Company incurred no federal income tax expense for the periods ended March 31, 2003 and 2002, and utilized no tax carryforward losses. The Company incurred $200 of state income tax expense for the periods ended March 31, 2003 and 2002.

The Company has a net operating loss carryover of $14,086,249 to offset future income tax. The net operating losses expire as follows:

December 31,  2009                              $1,431,255
              2010                                 947,670
              2011                               1,269,190
              2017                                 885,291
              2019                               2,289,386
              2020                               2,665,944
              2021                               3,741,324
              2022                                 856,189

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

As shown in the accompanying financial statements, the Company incurred net losses of $6,061 and $187,565 respectively for the years ended March 31, 2003 and 2002, and as of March 31, 2003 had incurred cumulative losses since inception of $14,086,249. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.


See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 4 - GOING CONCERN (CONTINUED)

As shown in the accompanying financial statements, the Company incurred net losses of $6,061 and $187,565 respectively for the years ended March 31, 2003 and 2002, and as of March 31, 2003 had incurred cumulative losses since inception of $14,086,249. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

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



See accountants' review report, and the summary of significant accounting policies.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Call Solutions has shifted its focus and management intends to enter into contracts with companies that have technology to allow Call Solutions to sell and provide to consumers integrated telephony technology that provides customers with integrated access to email, voice mail, faxes, and conference calls via a single access telephone number or the internet.

Call Solutions incurred operating losses (See Financial Statements and Notes) during the quarter ending March 31, 2003, which were principally from administrative costs associated with Call Solutions' operations.

Due to incurred operating losses the company will be reevaluating its internal procedures, market strategy, and technological projects including research, design and development to capture greater market share in its current market segment and to allow entry into strategic, new markets.


ITEM 3.     CONTROLS AND PROCEDURES.

     The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the principal executive officer and principal financial officer of Call Solutions Inc. have concluded that Call Solutions Inc.'s disclosure controls and procedures (as defined in Rules 13a-14c and 15d-14c under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Call Solutions Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There were no significant changes in Call Solutions Inc.'s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

The  Company  had  no  legal  proceedings  in this quarter and none are pending.


ITEM 2.   CHANGES IN SECURITIES.

The  Company  had  no  changes  in  securities  and  none  are  pending.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The  Company  had  no  defaults  upon  senior  securities  and none are pending.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The  Company  no matters which were submitted to a vote of its security holders.


ITEM 5.   OTHER INFORMATION.

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Call Solutions, Inc.
                                         -------------------------------
Date: May 15, 2003
                                         /s/ Ronald Allen
                                         -------------------------------
                                         Ronald Allen
                                         Director and President

                                  CERTIFICATION
                                  -------------

                                   PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald Allen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Call Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                       /s/ Ronald Allen
                                         ---------------------------
                                         Ronald Allen
                                         Principal Executive Officer
                                         Principal Financial Officer