Form 10QSB
period 2003-06-30
CALL-SOLUTIONS INC
filed 2003-08-19
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM  10 -QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15  (d)  OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 2003
                        Commission File  Number 0 - 25416

                              CALL-SOLUTIONS,  INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                             33  -  0563989
        ------------------------               ------------------------
        (State of Incorporation)               (I.R.S. Employer ID No.)

         2250 Warrensville Center Road, University Heights, Ohio   44118
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (888. 370. 9654)
                  ---------------------------------------------
                  (Registrant's telephone, including area code)

(PAGE)
                        PART  1  -  FINANCIAL INFORMATION

ITEM  1  .     FINANCIAL  STATEMENTS.




                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          REVIEWED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002

                                    CONTENTS
================================================================================

ACCOUNTANTS' REVIEW REPORT                                           1


FINANCIAL STATEMENTS
     Consolidated balance sheets                                    2-3
     Consolidated statements of loss and comprehensive loss          4
Consolidated statements of cash flows                               5-6

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                          7-8

NOTES TO THE FINANCIAL STATEMENTS                                  9-11

                             =======================
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board of Directors and the Shareholders
Call Solutions, Inc.
University Heights, Ohio

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. and its subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of loss and comprehensive loss, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

As discussed in the summary of significant accounting policies the Company discontinued its operations, and has been inoperative since that time.

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

August 11, 2003

--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002
================================================================================

                                                             2003     2002
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   500  $
--------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                        500
--------------------------------------------------------------------------------

FIXED ASSETS
  Equipment                                                  73,378   73,378
  Furniture and fixtures                                     14,820   14,820
  Leasehold improvements                                              11,150
--------------------------------------------------------------------------------
                                                             88,198   99,348
  Less: accumulated depreciation                             73,122   68,415
--------------------------------------------------------------------------------
    NET FIXED ASSETS                                         15,076   30,933
--------------------------------------------------------------------------------

  TOTAL ASSETS                                              $15,576  $30,933
================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002
========================================================================================

                                                                2003           2002
----------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $    223,395   $    166,167
  Income taxes payable                                             5,563          4,763
----------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                    228,958        170,930
----------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
  Accounts and accrued expenses payable                          246,491      1,642,739
  Notes payable, shareholders and related parties (Note 1)       125,878        107,905
----------------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                                372,369      1,750,644
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                            601,327      1,921,574
----------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 81,495,911 and 81,495,911  issued and
      outstanding respectively)                                   81,496         81,496
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 167,197 and 160,000  shares issued and
      outstanding respectively)                                      167            160
  Additional paid-in capital                                  13,435,427     11,691,162
  Accumulated deficit                                        (14,102,841)   (13,663,459)
----------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' DEFICIT                                 (585,751)    (1,890,641)
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $     15,576   $     30,933
========================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF LOSS
                             AND COMPREHENSIVE LOSS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
==============================================================================

                                                        2003          2002
------------------------------------------------------------------------------

Revenue                                             $             $
------------------------------------------------------------------------------
OPERATING EXPENSES
  General and administrative expenses                    19,038       427,449
------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                 19,038       427,449
------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                    (19,038)     (427,449)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Miscellaneous income                                                    165
  Interest expense                                       (3,215)       (5,715)
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                             (3,215)       (5,550)
------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (22,253)     (432,999)
Provision for income taxes (current)                        400           400
------------------------------------------------------------------------------
NET LOSS                                            $   (22,653)  $  (433,399)
==============================================================================

Loss per weighted average shares of common stock
  outstanding                                       $      (.00)  $      (.01)

Weighted average number of shares of common stock
    outstanding                                      81,495,911    41,199,611

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
====================================================================================

                                                                 2003        2002
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(22,653)  $(433,399)
  Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation                                                4,071       4,868
           Common stock issued for fees and services                         52,750
  Changes in operating assets and liabilities
     (Decrease) increase in accounts and
         accrued expenses payable                                (4,010)    326,166
  Increase in income taxes payable                                  400         400
------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                           (22,192)    (49,215)
------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                  22,378       7,000
  Preferred stock issued to retire shareholder note              50,000
  Shareholder note retired by the issuance of preferred stock   (50,000)
  Proceeds from sale of preferred stock                                      15,000
------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        22,378      22,000
------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 86     (27,215)
Cash and cash equivalents, beginning of year                        314      27,215
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    500   $
====================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
================================================================================

                                                              2003       2002
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

In October 2000 BAOA changed it named to Call Solutions, Inc. During the fourth quarter of 2002 Call Solutions, Inc. moved its operations to Detroit, Michigan. Call Solutions, Inc. is currently inactive and domiciled in University Heights, Ohio.

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

See accountants' review report and the accompanying notes to the financial statements.
                                                                               7

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



See accountants' review report and the accompanying notes to the financial statements.
                                                                               8

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:

                                                                2003      2002
--------------------------------------------------------------------------------
Non-interest note payable on demand; no monthly payments of
principal are required                                        $ 60,000  $ 60,000

11% note payable on demand; no monthly payments of
principal and interest are required                             20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                             12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                        6,000     6,000

Non-interest notes payable on demand; no monthly payments of
principal are required                                          27,378     9,405
--------------------------------------------------------------------------------
                                                              $125,878  $107,905
================================================================================

NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                      2003          2002
--------------------------------------------------------------------------------
Net operating loss to be carried forward          $ 3,525,710   $ 3,307,515
Less: valuation allowance                          (3,525,710)   (3,307,515)
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                            $             $
================================================================================

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

The Company incurred no federal income tax expense for the periods ended June 30, 2003 and 2002, and utilized no tax carryforward losses. The Company incurred $400 of state income tax expense for the periods ended June 30, 2003 and 2002.

The Company has a net operating loss carryover of $14,102,841 to offset future income tax. The net operating losses expire as follows:

December 31,  2009                                            $1,431,255
              2010                                               947,670
              2011                                             1,269,190
              2017                                               885,291
              2019                                             2,289,386
              2020                                             2,665,944
              2021                                             3,741,324
              2022                                               872,781

It is believed that the Company will not ever benefit from the net operating loss carryforwards.

NOTE 3 - OPERATING FACILITIES

The Company is inactive and does not maintain office facilities.

NOTE 4 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.

As shown in the accompanying financial statements, the Company incurred net losses of $22,653 and $433,399 respectively for the six months ended June 30, 2003 and 2002, and as of June 30, 2003 had incurred cumulative losses since inception of $14,102,841. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


See accountants' review report, and the summary of significant accounting
policies.                                                                     10

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

These officers then resigned from the Company. The operations of the Company were then taken over by a new team, which moved the Company's facilities to Detroit, Michigan. The Company is currently inactive and domiciled in University Heights, Ohio.

On June 16, 2003 the company issued 500 shares of convertible preferred stock to an officer of the Company in exchange for a $50,000 note owed to the officer by the Company.



See accountants' review report, and the summary of significant accounting
policies.                                                                     11

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF OPERATION

Call Solutions, Inc. has shifted its focus and management intends to enter into contracts with companies that have technology to allow Call Solutions to sell and provide to consumers integrated telephony technology that provides customers with integrated access to email, voice mail, faxes, and conference calls via a single access telephone number or the internet.

Call Solutions, Inc. incurred operating losses (See Financial Statements and Notes) during the quarter ending June 30, 2003, which were principally from administrative costs associated with Call Solutions' operations.

Due to incurred operating losses the company will be reevaluating its internal procedures, marketing strategy, and technological projects including research, design and development to capture greater market share in its current market segment and to allow entry into strategic new markets.

ITEM  3.   CONTROLS AND PROCEDURES.

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and Board of Directors.

Based on their evaluation as of a date within 90 days of the filing date of the Quarterly Report on Form 10-QSB, the principal executive officer and principal financial officer of Call Solutions, Inc. have concluded that Call Solutions, Inc.'s disclosure controls and procedures (as defined in Rules 13a - 14c and 15d
- 14c under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Call Solutions Inc, in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There we no significant changes in Call Solutions Inc.'s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

ITEM  1.   LEGAL PROCEEDINGS.

The  Company  has  no  legal  proceedings  in this quarter and none are pending.

ITEM  2.   CHANGES IN SECURITIES.

The Company had no changes in securities and none are pending.

ITEM  3.   DEFAULTS UPON SENIOR SECURITIES

The Company had no defaults upon  senior securities and none are pending.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company had no matters which were submitted to a vote of its security holders.

ITEM  5.   OTHER INFORMATION.

NONE.

ITEM  6.   EXHIBITS AND REPORTS ON FORM  8-K.

YES.

                                           SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                                Call Solutions, Inc.

Date:   August 14, 2003                         /s/  Dr. Bashiruddin Usama
                                                --------------------------------
                                                Dr. Bashiruddin  Usama
                                                President and Director