Form 10QSB
period 2003-09-30
CALL-SOLUTIONS INC
filed 2003-11-05
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 -QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 2003
                        Commission File  Number 0 - 25416

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

ITEM  1  .     FINANCIAL  STATEMENTS.




                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          REVIEWED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002

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

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board of Directors and the Shareholders
Call Solutions, Inc.
University Heights, Ohio

We have reviewed the accompanying consolidated balance sheets of Call Solutions, Inc. and its subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of loss and comprehensive loss, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Call Solutions, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

October 23, 2003


                                                                               1
--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2003 AND 2002
================================================================================


                                                           2003     2002
--------------------------------------------------------------------------------

                               ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $   371  $   192
--------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                     371      192
--------------------------------------------------------------------------------

FIXED ASSETS
  Equipment                                               73,378   73,378
  Furniture and fixtures                                  14,820   14,820
  Leasehold improvements                                           11,150
--------------------------------------------------------------------------------
                                                          88,198   99,348

  Less: accumulated depreciation                          75,035   70,849
--------------------------------------------------------------------------------

    NET FIXED ASSETS                                      13,163   28,499
--------------------------------------------------------------------------------

    TOTAL ASSETS                                         $13,534  $28,691
================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                          CALL SOLUTIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2003 AND 2002
========================================================================================

                                                                2003           2002
----------------------------------------------------------------------------------------

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $    468,218   $  1,940,163
  Notes payable, shareholders and related parties (Note 1)       156,604        157,955
  Income taxes payable                                             5,763          4,963
----------------------------------------------------------------------------------------

    TOTAL CURRENT LIABILITIES                                    630,585      2,103,081
----------------------------------------------------------------------------------------

    TOTAL LIABILITIES                                            630,585      2,103,081
----------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
  Common stock (90,000,000 shares $.001 par value
    authorized, 81,495,911 and 81,495,911 issued and
      outstanding respectively)                                   81,496         81,495
  Preferred stock (10,000,000 shares $.001 par value
    authorized, 167,197 and 165,000 shares issued and
      outstanding respectively)                                      167            165
  Additional paid-in capital                                  13,435,427     11,691,158
  Accumulated deficit                                        (14,134,141)   (13,847,208)
----------------------------------------------------------------------------------------

    TOTAL SHAREHOLDERS' DEFICIT                                 (617,051)    (2,074,390)
----------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $     13,534   $     28,691
========================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                             AND COMPREHENSIVE LOSS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002
================================================================================

                                                        2003          2002
--------------------------------------------------------------------------------

Revenue                                             $             $
--------------------------------------------------------------------------------

OPERATING EXPENSES
  General and administrative expenses                    48,530       608,859
--------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                 48,530       608,859
--------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (48,530)     (608,859)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Miscellaneous income                                                    165
  Interest expense                                       (4,823)       (7,854)
--------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                             (4,823)       (7,689)
--------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (53,353)     (616,548)
Provision for income taxes (current)                        600           600
--------------------------------------------------------------------------------

NET LOSS                                            $   (53,953)  $  (617,148)
================================================================================


Loss per weighted average shares of common stock outstanding$(.00)$(.01)

Weighted average number of shares of common stock
  Outstanding                                        81,495,911    43,497,795



See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                            CALL SOLUTIONS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED
                                 SEPTEMBER 30, 2003 AND 2002
=============================================================================================

                                                                          2003        2002
---------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(53,953)  $(617,148)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                                         5,984       7,302
      Common stock issued for fees and services                                       10,550
  Changes in operating assets and liabilities
    (Decrease) increase in accounts and
      accrued expenses payable                                            (5,678)    457,423
    Increase in income taxes payable                                         600         600
---------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                    (53,047)   (141,273)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                           53,104      57,050
  Preferred stock issued to retire shareholder note                       50,000
  Shareholder note retired by the issuance of preferred stock            (50,000)
  Proceeds from sale of stock                                                         57,200
---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 53,104     114,250
---------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          57     (27,023)
Cash and cash equivalents, beginning of year                                 314      27,215
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    371   $     192
=============================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002
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

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:

                                                                2003      2002
--------------------------------------------------------------------------------

Non-interest note payable on demand; no monthly payments of
principal are required                                        $ 60,000  $ 60,000

8.5% note payable on demand; no monthly payments of
principal and interest are required                                       50,000

11% note payable on demand; no monthly payments of
principal and interest are required                             20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                             12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                        6,000     6,000

Non-interest notes payable on demand; no monthly payments of
principal are required                                          58,104     9,455
--------------------------------------------------------------------------------
                                                              $156,604  $157,955
================================================================================

NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                              2003          2002
--------------------------------------------------------------------
Net operating loss to be carried forward  $ 6,077,681   $ 5,954,299
Less: valuation allowance                  (6,077,681)   (5,954,299)
--------------------------------------------------------------------

NET DEFERRED TAX ASSET                    $             $
====================================================================

It is believed that the Company will not ever benefit from the deferred tax asset.

See accountants' review report, and the summary of significant accounting policies.

                      CALL SOLUTIONS, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 2 - INCOME TAXES (CONTINUED)

The Company incurred no federal income tax expense for the periods ended September 30, 2003 and 2002, and utilized no tax carryforward losses. The Company incurred $600 of state income tax expense for the periods ended September 30, 2003 and 2002.

The Company has a net operating loss carryover of $14,134,141 to offset future income tax. The net operating losses expire as follows:

December 31,2005                                                   $1,431,255
            2006                                                      947,670
            2007                                                    1,269,190
            2008                                                      885,291
            2009                                                    2,289,386
            2010                                                    2,665,944
            2011                                                    3,741,325
            2012                                                      850,127
            2013                                                       53,953

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

As shown in the accompanying financial statements, the Company incurred net loss of $53,061 for the nine months ended September 30, 2003 and as of that date had incurred cumulative losses since inception of $14,134,141. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


See accountants' review report, and the summary of significant accounting
Policies

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


See accountants' review report, and the summary of significant accounting
Policies

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

Based on their evaluation as of a date within 90 days of the filing date of the Quarterly Report on Form 10 - QSB, the principal executive officer and principal financial officer of Call Solutions, Inc. have concluded that Call Solutions, Inc.'s disclosure controls and procedures (as defined in Rules 13a - 14c and 15d
- 14c under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Call Solutions Inc, in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There we no significant changes in Call Solutions Inc.'s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

ITEM 1 LEGAL PROCEEDINGS.

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

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

YES.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                        Call Solutions, Inc.

Date:  October 23, 2003                 /s/  Dr. Bashiruddin Usama
                                        -------------------------------------
                                        Dr. Bashiruddin  Usama
                                        President and Director