Form 10KSB
period 2003-12-31
PROCOREGROUP INC
filed 2004-03-02
CIK 923771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2003

                         Commission File Number  0-25416

                                PROCOREGROUP  Inc.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           CALIFORNIA                                20-0359260
    -----------------------                ----------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

                          2250 WARRENSVILLE CENTER ROAD
                         UNIVERSITY HEIGHTS, OHIO 44118
              -----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 1.888.370.9654
                               ------------------
              (Registrant's telephone number, including area code)


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

The Company was incorporated in California on August 15, 1983 using the name of Tahoe Lake Concessions, Inc. The Company remained dormant until 1993. On June 21, 1993, the Company's shareholders approved a name change to BAOA, Inc. From 1993 through 1997, BAOA was engaged in the development, marketing, and sales of an educational and entertainment board game, the marketing of an affinity credit card, the licensing of a trademark logo, "Black Americans of Achievement," and the development of a television game show. On October 4, 2000, the Company's shareholders approved a name change to Call-Solutions, Inc. On January 20, 2001, the name change was officially filed with the California Secretary of State. On November 3, 2003, the name change to PROCOREGROUP, INC. was officially filed with the California Secretary of State.

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

The Company also desires to become a world leader in "direct-to-consumer" distribution of goods and services by using its call center operation. With the change of management and company name, the company will be conducting business as a merger and acquisition oriented holding company that focuses on undervalued assets. The goal of the company's management is to identify existing businesses that have a potential to generate larger revenues through restructuring and stronger management.


Competition
-----------

While the size and financial strength of the Company's competitors are substantially greater than those of the Company, management believes the Company will be able to compete effectively because it will incur lower costs and expenses due to significantly lower labor costs. The Company believes that the affordable labor rate will significantly increase its profitability on call center projects. This factor will also allow the company to train its teleservice representatives for new sales and marketing campaigns at extremely competitive rates. This ability to re-train its teleservices representatives at an affordable rate will make the Company's call centers more competitive in the marketplace. With a new focus, PROCOREGROUP, INC.'s experienced management will reach out through its diversified network of established business associates to identify, research, and negotiate joint ventures, merger and/or acquisitions that are most suitable and beneficial to the profitability and protection of our shareholders and company. To achieve this, the company management will in no way comprise the doctrinal and practical integrity of the company.


ITEM 2 DESCRIPTION OF PROPERTY

The Company has a lease on their office space located at 2250 Warrensville Center Road, University Heights, Ohio 44118


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

      2001                    LOW    HIGH
      First  Quarter          .08     .17
      Second  Quarter         .01     .17
      Third  Quarter          .02     .07
      Fourth  Quarter         .01     .05

      2002                    LOW    HIGH
      First  Quarter          .01     .02
      Second  Quarter         .01     .01
      Third  Quarter          .01     .01
      Fourth  Quarter         .01     .05

      2003                    LOW    HIGH
      First Quarter           .01     .05
      Second Quarter          .01     .01
      Third Quarter           .02     .07
      Fourth Quarter          .02     .51



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

As of December 31, 2003, there were approximately 800 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan  of  Operations
--------------------

The Company is currently reviewing its plans for operating in the call center business. More recently, the Company is creating a streamlined, multinational holding company consisting of low profile, high quality, and cash generating businesses.

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

                                    PART III

ITEM  9     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

Director               Age           Date Elected           Position
Bashiruddin Usama      71             11/05/02             Director and
                                                           President

Charles w. Harper      47              6/11/03             Director and
                                                            Treasurer

Dr. Bashiruddin Usama was elected a Director on 11/05/02 and elected President of the Company in June of 2003. He has a Specialty in Oral and Maxillofacial Surgery and has practiced in Cleveland Heights, Ohio from 1974 to the present. In 1959 he obtained a Bachelor of Science Degree from Howard University, College of Liberal Arts, Washington, D.C. In 1963 he received a Doctorate of Dental Surgery from Howard University, College of Dentistry, Washington, D.C. From 1971 to 1974, he completed his residency in Oral and Maxillofacial Surgery at Howard University Hospital and Veterans Administration Hospital in Washington, D.C. From 1993 to 1994, Dr. Usama was the state President of the President of the Ohio Association of African American Business Owners, Inc. On November 5, 2002, he was elected a Member of the Board of Directors of Call-Solutions, Inc. Dr. Usama's past business affiliations include President and CEO of Trader's Group, Inc., a producer and distributor of International Food Supplements and skin care products, and Managing Partner of B.W.I. Properties, a real estate investment partnership.

Dr. Charles W. Harper has been a Director and the Treasurer since June 11, 2003. He graduated with a B.A. in Chemistry from Fisk University in 1978, and received a Doctorate of Dental Surgery Degree from Meharry Medical College in 1982. From 1987 to 1990, Dr. Harper was a Medical Fellow at Cleveland Clinic Foundation in Cleveland, Ohio. From 1998 to 2000, he was a resident in Prosthodontics in Oral Implantology at Ohio State University. Dr. Harper graduated from the New York Maxicourse in Oral Implantology in June 2003. He is currently a Fellow of the International Congress of Implantology.


ITEM 10 EXECUTIVE COMPENSATION

     There are currently no compensated executives of the company, none other than compensation paid in stock to directors as stated in the financial statements and company filings.

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

(Percentages are based on the number of outstanding shares as of December 31, 2002.)


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

                                 PROCOREGROUP, INC.
Date: 02/27/04                   /S/ Dr. Bashiruddin Usama
                                 Dr. Bashiruddin Usama
                                 President/Director
                                 -------------

                               PROCORE GROUP, INC.
                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS
================================================================================

AUDITORS' REPORT                                                       1


FINANCIAL STATEMENTS

     Balance sheets                                                   2-3
     Statements of operations and comprehensive loss                   4
     Statements of cash flows                                         5-6


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                            7-8


NOTES TO THE FINANCIAL STATEMENTS                                     9-11

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                                AUDITORS' REPORT

================================================================================

Board of Directors and the Shareholders
ProCoreGroup, Inc.
University Heights, Ohio

We were engaged to audit the accompanying balance sheets of ProCoreGroup, Inc. (a corporation formerly known as Call Solutions, Inc.) as of December 31, 2003 and 2002, and the related statements of operations and comprehensive loss, and cash flows, for the years then ended. These financial statements are the responsibility of the Company's management.

Evidence supporting the basis for accounts payable stated in the accompanying financial statements at $469,826 as of December 31, 2003, and at $473,896 as of December 31, 2002, is no longer available. Further, evidence supporting the basis for notes payable stated in the accompanying financial statements at $109,217 as of December 31, 2003, is no longer available. The Company's records do not permit the application of other auditing procedures to accounts payable or notes payable.

Since we were not able to apply other auditing procedures to satisfy ourselves as to the basis for accounts payable and notes payable, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon the sale of equity securities to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kahn Boyd Levychin,
Certified Public Accountants

February 16, 2004

--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100

                              PROCORE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
================================================================================

                                                                2003     2002
--------------------------------------------------------------------------------

                                  ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $ 4,439  $   314

--------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS                                       4,439      314

--------------------------------------------------------------------------------

FIXED ASSETS
   Equipment                                                             73,378
   Furniture and fixtures                                                14,820

--------------------------------------------------------------------------------
                                                                         88,198
   Less: accumulated depreciation                                        69,051
--------------------------------------------------------------------------------
      NET FIXED ASSETS                                                   19,147
--------------------------------------------------------------------------------
OTHER ASSETS
   Intangible assets                                            27,250
--------------------------------------------------------------------------------
      TOTAL OTHER ASSETS                                        27,250
--------------------------------------------------------------------------------
      TOTAL ASSETS                                             $31,689  $19,461
================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                                   PROCORE GROUP, INC.
                               CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2003 AND 2002
=========================================================================================

                                                                 2003           2002
-----------------------------------------------------------------------------------------

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts and accrued expenses payable                     $    469,826   $    473,896
   Income taxes payable                                             5,963          5,163
   Notes payable, shareholders and related parties (Note 1)       169,467        153,500
-----------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                   645,256        632,559
-----------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                           645,256        632,559
-----------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
   Common stock (750,000,000 shares $.001 par value
      authorized,3,578,315 and 81,495,911 issued and
      outstanding respectively)                                     3,578         81,496
   Preferred stock (10,000,000 shares $.001 par value
      authorized, 237,197and 166,697 shares issued and
        outstanding)                                                  237            166
   Additional paid-in capital                                  14,698,445     13,385,428
   Accumulated deficit                                        (15,315,827)   (14,080,188)
-----------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' DEFICIT                                (613,567)      (613,098)
-----------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $     31,689   $     19,461
=========================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                                   PROCORE GROUP, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                    COMPREHENSIVE LOSS
                                   FOR THE YEARS ENDED
                                DECEMBER 31, 2003 AND 2002
========================================================================================

                                                             2003            2002
----------------------------------------------------------------------------------------

Revenue                                                  $             $
----------------------------------------------------------------------------------------
OPERATING EXPENSES
  General and administrative expenses                      1,209,262      843,424
----------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                   1,209,262      843,424
----------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                      (1,209,262)    (843,424)
----------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Forgiveness of debt                                                       4,456
  Other income                                                                165
  Interest expense                                            (6,430)     (10,524)
  Loss on abandonment of fixed assets                        (19,147)
----------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                 (25,577)      (5,903)
----------------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (1,234,839)    (849,327)
Provision for income taxes (current)                             800          800
----------------------------------------------------------------------------------------
NET LOSS                                                 $(1,235,639)  $ (850,127)
========================================================================================

Loss per weighted average shares of common stock
  Outstanding                                            $     (1.06)  $     (.83)

Weighted average number of shares of common stock
    outstanding                                            1,164,507    1,027,818




See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                                   PROCORE GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED
                                DECEMBER 31, 2003 AND 2002
=========================================================================================

                                                                   2003          2002
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(1,235,639)  $  (850,127)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                                                 9,338
      Loss on disposal of assets                                                   7,316
      Loss on abandonment of fixed assets                           19,147
      Common stock issued for fees and services                  1,115,170        52,750
  Changes in operating assets and liabilities
      Decrease in accounts and accrued
         expenses payable                                           (3,270)   (1,008,045)
-----------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             (104,592)   (1,788,768)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition cost incurred                                      (27,250)
-----------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                              (27,250)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in notes payable                                   65,967        52,595
    Preferred stock issued for cash                                 70,000
    Preferred stock issued to retire shareholder note               50,000
    Preferred stock issued to retire accounts payable                          1,694,272
    Shareholder note retired by the issuance of preferred stock    (50,000)
    Proceeds from sale of common stock                                            15,000
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          135,967     1,761,867
-----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 4,125       (26,901)
Cash and cash equivalents, beginning of year                           314        27,215
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $     4,439   $       314
=========================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                              PROCORE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002
=================================================================================

                                                            2003        2002
---------------------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Income taxes                                        $          $
     Interest expense






See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                               PROCORE GROUP, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

Organization

ProCoreGroup, Inc. ("the Company") conducts business as a merger and acquisition oriented holding company that focuses on undervalued assets. Prior to November 2003 the Company was known as Call Solutions, Inc. and was inactive.

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

During the first quarter of 2003 the Company moved its operations from Detroit to Ohio. As part of the move the fixed assets were abandoned.




See auditors' report and the accompanying notes to the financial statements.

                               PROCORE GROUP, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

                               PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:

                                                                      2002      2001
--------------------------------------------------------------------------------------
Various non-interest note payable on demand; no monthly
payments of principal are required                                  $ 65,967  $

Non-interest note payable on demand; no monthly payments of
principal are required                                                60,000    60,000

8.5% note payable August 2004.  Quarterly payments of
interest are required.  The note is convertible into common stock.              50,000

11% note payable on demand; no monthly payments of
principal and interest are required                                   20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                                   12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                              6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                                 5,000     5,000
--------------------------------------------------------------------------------------
                                                                    $169,467  $153,500
======================================================================================

NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                        2002          2001
-------------------------------------------------------------------------------
Net operating loss to be carried forward            $  3,828,957   $ 3,520,047
Less: valuation allowance                             (3,828,957)   (3,520,047)
-------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                              $              $
===============================================================================


See auditors' report and the summary of significant accounting policies.

                               PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 2 - INCOME TAXES (CONTINUED)

The Company incurred no federal income tax expense for the years ended December 31, 2003 and 2002, and utilized no tax carryforward losses. The Company incurred $800 of state income tax expense for years ended December 31, 2003 and 2002.

The Company has a net operating loss carryover of $15,315,827 to offset future income tax. The net operating losses expire as follows:

December 31,  2009                                            $1,431,255
              2010                                               947,670
              2011                                             1,269,190
              2017                                               885,291
              2019                                             2,289,386
              2020                                             2,671,128
              2021                                             3,736,141
              2022                                               850,127
              2023                                             1,235,639

NOTE 3 - OPERATING FACILITIES

During the fourth quarter of 2002 the Company moved its operations from facilities located in Atlanta, Georgia to Detroit, Michigan. In the first quarter of 2003 the Company moved its operations to Ohio. The Company was not charged rent for use of either of the facilities.

NOTE 4 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.

As shown in the accompanying financial statements, the Company incurred net losses of $1,235,639 and $850,127 respectively for the years ended December 31, 2003 and 2002, and as of December 31, 2003 had incurred cumulative losses since inception of $15,315,827. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


See auditors' report and the summary of significant accounting policies.

                               PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 5 - EQUITY TRANSACTIONS

In November of 2002, by unanimous approval the Board of Directors approved an agreement to issue 1,697 shares of convertible preferred stock to various officers of the Company in exchange for their agreement to forgive an aggregate past due liability of $1,694,272 owed to the officers by the Company. The Company issued to the officers 1,697 shares of convertible preferred stock, at a stated value of $1,000 per share. The shares of preferred stock are immediately convertible, at the officers' sole election, at the rate of $.005 per share, and may convert into an aggregate of 339,400,000 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis. These officers then resigned from the Company.

In June of 2003 the Company issued 500 shares of convertible preferred shares of stock valued at $1,000 per share to an officer in payment of a $50,000 note to said officer. These preferred shares are convertible into shares of common stock at the rate of $.002 per share.

In October of 2003 the Company issued 70,000 shares of preferred stock for $70,000. These preferred shares are convertible into shares of common stock at the rate of $.002 per share.

In November of 2003 the Company increased the number of its authorized shares of common stock from 90,000,000 to 750,000,000. In addition, the Company effectuated a 76:1 reverse split of the Company's common stock. Finally, the Company changed its name from "Call Solutions, Inc." to "ProCoreGroup, Inc."

In November of 2003 the Company issued 2,506,000 shares of common stock in exchange for services. The services were valued at $.445 per share, and resulted in a charge of $1,115,170 to operating expenses.




See auditors' report and the summary of significant accounting policies.