Form 10QSB
period 2004-03-31
PROCOREGROUP INC
filed 2004-05-17
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 -QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 2004
                        Commission File Number 0 - 25416

                               PROCOREGROUP, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                         20-0359260
          ------------------------           ------------------------
          (State of Incorporation)           (I.R.S. Employer ID No.)

          2250 Warrensville Center Road, University Heights, Ohio 44118
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (888. 370. 9654)
                  ---------------------------------------------
                  (Registrant's telephone, including area code)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 .  FINANCIAL STATEMENTS.


                               PROCORE GROUP, INC.
                          REVIEWED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003

                                    CONTENTS
================================================================================

ACCOUNTANTS' REVIEW REPORT                                               1

FINANCIAL STATEMENTS
  Balance sheets                                                        2-3
  Statements of operations and comprehensive loss                        4
  Statements of cash flows                                              5-6

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                              7-8

NOTES TO THE FINANCIAL STATEMENTS                                       9-11

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board of Directors and the Shareholders
ProCore Group, Inc.
University Heights, Ohio

We have reviewed the accompanying balance sheets of ProCore Group, Inc. ( a corporation formerly known as Call Solutions, Inc.) as of March 31, 2004 and 2003, and the related statements of operations and comprehensive loss, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ProCore Group, Inc. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

May 10, 2004

                                                                               1
--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100

                               PROCORE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003
================================================================================

                                                             2004     2003
--------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $19,062  $    37
--------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                    19,062       37
--------------------------------------------------------------------------------
FIXED ASSETS
  Equipment                                                          73,378
  Furniture and fixtures                                             14,820
--------------------------------------------------------------------------------
                                                                     88,198
  Less: accumulated depreciation                                     71,087
--------------------------------------------------------------------------------
    NET FIXED ASSETS                                                 17,111
--------------------------------------------------------------------------------

OTHER ASSETS
  Intangible assets                                         27,250
--------------------------------------------------------------------------------
    Total other assets                                      27,250
--------------------------------------------------------------------------------
    TOTAL ASSETS                                           $46,312  $17,148
================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                                   PROCORE GROUP, INC.
                               CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2004 AND 2003
========================================================================================

                                                                2004           2003
----------------------------------------------------------------------------------------
                          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                     $    471,433   $    476,227
  Income taxes payable                                             5,963          5,363
----------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                    477,396        481,590
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                            477,396        481,590
----------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
  Notes payable, shareholders and related parties (Note 1)       163,224        154,717
----------------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                                163,224        154,717
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                            640,620        636,307
----------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
  Common stock (750,000,000 shares $.001 par value
    authorized, 3,872,433 and 1,072,315  issued and
      outstanding respectively)                                    3,872          1,072
Preferred stock (10,000,000 shares $.001 par value
  authorized, 237,197 and 166,697  shares issued and
    outstanding respectively)                                        237            166
  Additional paid-in capital                                  14,748,151     13,465,852
  Accumulated deficit                                        (15,346,568)   (14,086,249)
----------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' DEFICIT                                 (594,308)      (619,159)
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $     46,312   $     17,148
========================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                               PROCORE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
================================================================================

                                                         2004          2003
--------------------------------------------------------------------------------
Revenue                                               $            $
--------------------------------------------------------------------------------
OPERATING EXPENSES
  General and administrative expenses                     29,133         3,191
--------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                  29,133         3,191
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                     (29,133)       (3,191)
--------------------------------------------------------------------------------
OTHER EXPENSE
  Interest expense                                        (1,608)       (2,670)
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                              (1,608)       (2,670)
--------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (30,741)       (5,861)
Provision for income taxes (current)                                       200
--------------------------------------------------------------------------------
NET LOSS                                              $  (30,741)  $    (6,061)
================================================================================

Loss per weighted average shares of common stock
  outstanding                                         $     (.00)  $      (.00)

Weighted average number of shares of common stock
  outstanding                                          3,591,173    78,114,130

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                               PROCORE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
================================================================================

                                                              2004       2003
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(30,741)  $(6,061)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                                       2,036
      Common stock issued for fees and services
  Changes in operating assets and liabilities
    Increase in accounts and
      accrued expenses payable                                 1,607     2,331
    Increase in income taxes payable                                       200
--------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (29,134)   (1,494)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in notes payable                    (6,243)    1,217
  Proceeds from sale of stock                                 50,000
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     43,757     1,217
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          14,623      (277)
Cash and cash equivalents, beginning of year                   4,439       314
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 19,062   $    37
================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                               PROCORE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
================================================================================
                                                              2004      2003
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


See accountants' review report and the accompanying notes to the financial statements.

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


                                 PROCORE GROUP, INC.
                          NOTES TO THE FINANCIAL STATEMENTS
======================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:

                                                                      2004      2003
--------------------------------------------------------------------------------------
Various non-interest note payable on demand; no monthly
payments of principal are required                                  $ 59,724  $

Non-interest note payable on demand; no monthly payments of
principal are required                                                60,000    60,000

8.5% note payable August 2004.  Quarterly payments of
interest are required.  The note is convertible into common stock.              50,000

11% note payable on demand; no monthly payments of
principal and interest are required                                   20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                                   12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                              6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                                 5,000     6,217
--------------------------------------------------------------------------------------
                                                                    $163,224  $154,717
======================================================================================

NOTE 2 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                        2004          2003
--------------------------------------------------------------------------------

Net operating loss to be carried forward            $ 3,836,642   $ 3,521,562
Less: valuation allowance                            (3,836,642)   (3,521,562)
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

                               PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 2 - INCOME TAXES (CONTINUED)

The Company incurred no federal income tax expense for the periods ended March 31, 2004 and 2003, and utilized no tax carryforward losses. The Company incurred $0 and $200 of state income tax expense for the periods ended March 31, 2004 and 2003.

The Company has a net operating loss carryover of $15,346,568 to offset future income tax. The net operating losses expire as follows:

December 31, 2009                                                     $1,431,255
             2010                                                        947,670
             2011                                                      1,269,190
             2017                                                        885,291
             2019                                                      2,289,386
             2020                                                      2,671,128
             2021                                                      3,736,141
             2022                                                        850,127
             2023                                                      1,266,380

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

As shown in the accompanying financial statements, the Company incurred net loss of $30,741 for the three months ended March 31, 2004 and as of that date had incurred cumulative losses since inception of $15,346,568. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

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

In March of 2004 the company issued 294,118 shares of common stock at $.17 per share for cash of $50,000.


See accountants' review report, and the summary of significant accounting policies.

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF OPERATION

ProCoreGroup, Inc. has shifted its focus and management to create a streamlined, multinational holding company consisting of low profile, high quality, and cash-generating businesses. ProCoreGroup's experienced management will reach out through its diversified network of established business associates to identify, research, and negotiate mergers and/or acquisitions that are most suitable and beneficial to the profitability and protection of our shareholders
and company.   To achieve this, the company's management will in no way
compromise the doctrinal and practical integrity of the company.

ProCoreGroup, Inc. incurred operating losses (See Financial Statements and Notes) during the quarter ending March 31, 2004, which were principally from administrative costs associated with the turnaround ProCoreGroup operations.


ITEM  3.    CONTROLS AND PROCEDURES.

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and Board of Directors.

Based on their evaluation as of a date within 90 days of the filing date of the Quarterly Report on Form 10 - QSB, the principal executive officer and principal financial officer of ProCoreGroup, Inc. have concluded that ProCoreGroup, Inc.'s disclosure controls and procedures (as defined in Rules 13a - 14c and 15d - 14c under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by ProCoreGroup Inc, in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There we no significant changes in ProCoreGroup Inc.'s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

ITEM  1     LEGAL PROCEEDINGS.

The Company has no legal proceedings in this quarter and none are pending.

ITEM  2.    CHANGES IN SECURITIES.

The Company had no changes in securities and none are pending.

ITEM  3.    DEFAULTS UPON SENIOR SECURITIES

The Company had no defaults upon  senior securities and none are pending.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company had no matters which were submitted to a vote of its security holders.

ITEM  5.    OTHER INFORMATION.

NONE.

ITEM  6.    EXHIBITS .

YES.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                   ProCoreGroup, Inc.

Date:  May 14, 2004                /s/  Dr. Bashiruddin Usama
                                   --------------------------
                                   Dr. Bashiruddin  Usama
                                   President and Director