Form 10QSB
period 2004-06-30
PROCOREGROUP INC
filed 2004-08-13
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 -QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended June 30, 2004
                        Commission File Number 0 - 25416

                               PROCOREGROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                         20-0359260
          --------------------------           ------------------------
          (State  of  Incorporation)           (I.R.S. Employer ID No.)

          2250 Warrensville Center Road, University Heights, Ohio 44118
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (888. 370. 9654)
                  ---------------------------------------------
                  (Registrant's telephone, including area code)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              PROCORE GROUP, INC.
                          REVIEWED FINANCIAL STATEMENTS



                                    CONTENTS
================================================================================

ACCOUNTANTS' REVIEW REPORT                                                 1

FINANCIAL STATEMENTS
  Balance sheets                                                           2-3
  Statements of operations                                                 4
  Statements of cash flows                                                 5-6

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                                 7-8

NOTES TO THE FINANCIAL STATEMENTS                                          9-11

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

We have reviewed the accompanying balance sheets of ProCore Group, Inc. ( a corporation formerly known as Call Solutions, Inc.) as of June 30, 2004 and the related statements of operations, and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ProCore Group, Inc. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

August 13, 2004
                                                                               1
--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100

                              PROCORE GROUP, INC.
                                 BALANCE SHEETS

===================================================================================
                                                          June 30      December 31
                                                           2004           2003
-----------------------------------------------------------------------------------
                                                        (Unaudited)     (Audited)
                                   ASSETS

CURRENT ASSETS

  Cash and cash equivalents                            $     73,670   $      4,439
-----------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                     73,670          4,439
-----------------------------------------------------------------------------------
OTHER ASSETS
  Other assets                                               59,000         27,250
-----------------------------------------------------------------------------------
    TOTAL OTHER ASSETS                                       59,000         27,250
-----------------------------------------------------------------------------------
    TOTAL ASSETS                                       $    132,670   $     31,689
===================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                $    476,342   $    469,826
  Income taxes payable                                        5,963          5,963
-----------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                               482,305        475,789

NON-CURRENT LIABILITIES
  Notes payable, shareholders
  and related parties (Note 1)                              338,224        169,467
-----------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                           338,224        169,467
-----------------------------------------------------------------------------------
    TOTAL LIABILITIES                                       820,529        645,256
-----------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
  Common stock (750,000,000 shares $.001 par
  value authorized, 7,442,433 and 3,578,315
   issued and outstanding respectively)                       7,442          3,578
  Preferred stock (10,000,000 shares $.001 par value
  authorized, 237,197 and 237,197  shares issued and
    outstanding respectively)                                   237            237
  Additional paid-in capital                             15,149,781     14,698,445
  Accumulated deficit                                   (15,845,319)   (15,315,827)
-----------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' DEFICIT                             (687,859)      (613,567)
-----------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $    132,670   $     31,689
===================================================================================


See  accountants'  review  report,  the  notes to the financial statements, and the summary  of  significant  accounting  policies.

                                     PROCORE GROUP, INC.
                                   STATEMENTS OF OPERATIONS


                                                       Three Months ended        Six Months ended
                                                            June 30,                 June 30,
                                                       2004         2003         2004         2003
Revenue                                             $        -   $        -   $        -   $        -

OPERATING EXPENSES

  General and administrative expenses                  104,443        3,191      133,576       19,038
  Common stock issued for fees and services            392,700                   392,700
TOTAL OPERATING EXPENSES                               497,143        3,191      526,276       19,038

LOSS FROM OPERATIONS                                  (497,143)      (3,191)    (526,276)     (19,038)

OTHER EXPENSE
  Interest expense                                      (1,608)      (2,670)      (3,216)      (3,215)

TOTAL OTHER INCOME (EXPENSE)                            (1,608)      (2,670)      (3,216)      (3,215)

LOSS BEFORE PROVISION FOR INCOME TAXES                (498,751)      (5,861)    (529,492)     (22,253)
Provision for income taxes (current)                                    200                       400

NET LOSS                                            $ (498,751)  $   (6,061)  $ (529,492)     (22,653)


Loss per weighted average shares of common stock
  outstanding                                       $    (0.11)  $     (.01)  $    (0.13)       (0.02)

Weighted average number of shares of common stock
  outstanding                                        4,598,315    1,072,315    4,082,772    1,072,314

See  accountants'  review  report,  the  notes  to  the  financial  statements,  and  the summary  of  significant  accounting  policies.


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                                       PROCORE GROUP, INC.
                                    STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED
                                     June 30, 2004 AND 2003
=======================================================================================================

                                                                                     2004       2003
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $(529,492)  $(22,653)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                                                               4,071
      Common stock issued for fees and services                                     392,700
  Changes in operating assets and liabilities
    Increase in accounts and
      accrued expenses payable                                                        6,516     (4,010)
    Increase in income taxes payable                                                               400
-------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                              (130,276)   (22,192)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in other assets                                                        (31,750)
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (31,750)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                                     168,757     22,378
  Proceeds from sale of stock                                                        62,500
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           231,257     22,378
-------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 69,231       (186)
Cash and cash equivalents, beginning of year                                          4,439        314
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  73,670   $    500
=======================================================================================================

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

                              PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
==========================================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:


                                                                                          2004      2003
----------------------------------------------------------------------------------------------------------
Various non-interest notes payable on demand; no monthly
payments of principal are required                                                      $234,724  $

Non-interest note payable on demand; no monthly payments of
principal are required                                                                    60,000    60,000

8.5% note payable August 2004.  Quarterly payments of
interest are required.  The note was converted into common stock.                                   50,000

11% note payable on demand; no monthly payments of
principal and interest are required                                                       20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                                                       12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                                                  6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                                                     5,000     6,217
----------------------------------------------------------------------------------------------------------
                                                                                        $338,224  $169,467
==========================================================================================================


See accountants' review report, and the summary of significant accounting policies.

                              PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 2 - INCOME TAXES

The Company incurred no federal income tax expense for the periods ended March 31, 2004 and 2003, and utilized no tax carryforward losses. The Company has a net operating loss carryover of $15,845,410 to offset future net income.


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

As shown in the accompanying financial statements, the Company incurred net loss of $529,492 for the six months ended June 30, 2004 and as of that date had incurred cumulative losses since inception of $15,845,410. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

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

NOTE 5 - EQUITY TRANSACTIONS


In November of 2002, by unanimous approval the Board of Directors approved an agreement to issue 1,697 shares of convertible preferred stock to various officers of the Company in exchange for their agreement to forgive an aggregate past due liability of $1,694,272 owed to the officers by the Company. The Company issued to the officers 1,697 shares of convertible preferred stock, at a stated value of $1,000 per share. The shares of preferred stock are immediately convertible, at the officers' sole election, at the rate of $.005 per share, and may convert into an aggregate of 4,465,789 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis. These officers then resigned from the Company.

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

In June 2004 the Board of Directors approved the issuance of 3,570,000 shares valued at $392,700 for financial statement purposes. These shares were issued to consultants and directors in lieu of fees and compensation.

In June 2004 the Company sold 156,250 of common shares for $12,500 to an accredited investor. The price was based on a thirty-day average of the closing market price with a 30% discount.

Note 6. INVESTMENT

In May 2004 the Company received $62,500 from Hunter Covington to cover transaction costs relating to a leasing transaction. The Company incurred $28,000 of cost relating to this transaction. Subsequently the transaction did not close and Procure is entitled to a refund of some of the cost incurred. Procore intends to reimburse Hunter Covington for the original loan less transaction cost.


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

ProCoreGroup, Inc. incurred operating losses (See Financial Statements and Notes) during the quarter June 30, 2004, which were principally from administrative costs associated with the turnaround ProCoreGroup operations.


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

                                   ProCoreGroup, Inc.

Date:  August 14, 2004              /s/  Dr. Bashiruddin Usama
                                   ---------------------------
                                   Dr. Bashiruddin Usama
                                   President and Director