Form 10QSB
period 2004-09-30
PROCOREGROUP INC
filed 2004-11-15
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 -QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 2004
                        Commission File Number 0 - 25416

                               PROCOREGROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                         33-0563989
           ------------------------           ------------------------
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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 . FINANCIAL STATEMENTS.

                               PROCORE GROUP, INC.
                          REVIEWED FINANCIAL STATEMENTS


                                    CONTENTS
================================================================================

ACCOUNTANTS' REVIEW REPORT                                                     1

FINANCIAL STATEMENTS
     Balance  sheets  -  September  30,  2004(unaudited)
     and December 31, 2003                                                     2
     Statements of operations for the three and
     nine months ended September 30, 2004 and 2003(unaudited)                  3
     Statements of cash flows for
     the nine months ended September 30, 2004                                  4

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                                   5-6

NOTES TO THE FINANCIAL STATEMENTS                                            7-9

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           ACCOUNTANTS' REVIEW REPORT

================================================================================

Board of Directors and the Shareholders
ProCore Group, Inc.
University Heights, Ohio

We have reviewed the accompanying balance sheets of ProCore Group, Inc. (a corporation formerly known as Call Solutions, Inc.) as of September 30, 2004 and December 31, 2003, and the related statements of operations for the three months and the nine months ended September 30, 2004 and 2003, and cash flows to the nine months ended September 30, 2004 and 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ProCore Group, Inc. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

November 5, 2004
                                                                               1
--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100

                               PROCORE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

====================================================================================
                                                        September 30    December 31
                                                            2004           2003
------------------------------------------------------------------------------------
                                                        (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $      14,388   $      4,439
------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                      14,388          4,439



  Intangible assets                                           38,500         27,250
------------------------------------------------------------------------------------
    Total other assets                                        38,500         27,250
------------------------------------------------------------------------------------
    TOTAL ASSETS                                       $      52,888   $     31,689
====================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts and accrued expenses payable                $     427,882   $    469,826
  Income taxes payable                                         5,963          5,963
  Notes payable, shareholders
  and related parties (Note 1)                               329,448        169,467
------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                        763,293        645,256
------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
  Common stock (750,000,000 shares $.001 par
  Value authorized, 7,442,433 and 3,578,315
 issued and outstanding respectively)                          7,442          3,578
Preferred stock (10,000,000 shares $.001 par value
  authorized, 237,197 and 237,197  shares issued and
    outstanding respectively)                                    237            237
  Additional paid-in capital                              15,149,781     14,698,445
  Accumulated deficit                                    (15,867,865)   (15,315,827)
------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' DEFICIT                              (710,405)      (613,567)
------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $      52,888   $     31,689
====================================================================================

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                                          PROCORE GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months ended         Nine Months ended
                                                          September 30,             September 30,
                                                       2004          2003         2004         2003
Revenue                                             $        -   $         -   $        -   $        -


OPERATING EXPENSES                                      20,938        45,339      154,514       48,530
  General and administrative expenses
  Non-cash compensation                                      -             -      392,700            -
TOTAL OPERATING EXPENSES                                20,938        45,339      547,214       48,530
LOSS FROM OPERATIONS                                   (20,938)      (45,339)    (547,214)     (48,530)

OTHER EXPENSE
  Interest expense                                      (1,608)       (2,153)      (4,824)      (4,823)

TOTAL OTHER INCOME (EXPENSE)                            (1,608)       (2,153)      (4,824)      (4,823)

LOSS BEFORE PROVISION FOR INCOME TAXES                 (22,546)      (47,492)    (552,038)     (53,353)
Provision for income taxes (current)                                     400                       600

NET LOSS                                            $  (22,546)  $   (47,892)  $ (552,038)  $  (53,953)

Loss per weighted average shares of common stock    $    (0.01)  $     (0.01)  $    (0.11)       (0.02)
  outstanding

Weighted average number of shares of common stock    7,442,433     3,578,315    5,097,188    3,578,315
  outstanding


See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                                         PROCORE GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE Nine MONTHS ENDED
                                     September 30, 2004 AND 2003
=====================================================================================================


                                                                                   2004       2003
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(552,038)  $(53,953)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                                                      -      5,984
      Non cash compensation,
      common stock issued for fees and services                                   392,700          -
  Changes in operating assets and liabilities
    Increase in accounts and
      accrued expenses payable                                                    (41,944)    (5,678)
    Increase in acquisition cost                                                  (11,250)         -
    Increase in income taxes payable                                                    -        600
-----------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                            (212,532)   (53,047)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                                   159,981     53,104
  Preferred stock issued to retire shareholders note                                    -     50,000
  Shareholders note retired by issuance of preferred stock                              -    (50,000)
  Proceeds from sale of stock                                                      62,500          -
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         222,481     53,104
-----------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           9,949         57
Cash and cash equivalents, beginning of year                                        4,439        314
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  14,388   $    371
=====================================================================================================

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

Intangible Assets

Intangible assets represents cost related to the proposed acquisition of a precious metals operations in Nevada. As of September 30, 2004 the transaction had not been completed.

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

                                            PROCORE GROUP, INC.
                                     NOTES TO THE FINANCIAL STATEMENTS
==========================================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

Notes payable, shareholders and related parties are broken down as follows:


                                                                                          2004      2003
----------------------------------------------------------------------------------------------------------
Various non-interest note payable on demand; no monthly
payments of principal are required                                                      $225,948    14,750

Non-interest note payable on demand; no monthly payments of
principal are required                                                                    60,000    60,000

8.5% note payable on demand.  Quarterly payments of
interest are required.  The note was converted into common stock.                                   50,000

11% note payable on demand; no monthly payments of
principal and interest are required                                                       20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                                                       12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                                                  6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                                                     5,000     6,217
----------------------------------------------------------------------------------------------------------
                                                                                        $329,448  $169,467
==========================================================================================================

See accountants' review report, and the summary of significant accounting policies.

                              PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 2 - INCOME TAXES

The Company incurred no federal income tax expense for the periods ended September 30, 2004 and 2003, and utilized no tax carryforward losses. The Company has a net operating loss carryover of approximately $15,868,000 to off set future net income.Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset Is realizable, the valuation allowance will be reduced. Furthermore, the netoperating loss carryforward may be subject to further limitation pursuant toSection 382 of the Internal Revenue Code.


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

As shown in the accompanying financial statements, the Company incurred net loss of $555,340 for the nine months ended September 30, 2004 and as of that date had incurred cumulative losses since inception of $15,871,167. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

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

Note 6. INVESTMENT

In May 2004 the Company received $62,500 from Hunter Covington to cover transaction costs relating to a leasing transaction. The Company incurred $28,000 of cost relating to this transaction. Subsequently the transaction did not close and Procure received a refund of $20,500. Procore reimbursed Hunter Covington $21,500 in the third quarter.

Note 7. SUBSEQUENT EVENT

In August 2004 the Company entered into a financing agreement with an investor that was amended in September 2004. The investor has committed to provide the Company with $350,000 in cash or assets in exchange for common stock. As of September 30, 2004, the Company received a $20,000 non-interest demand note payable from the investor and expects to close the financing in the fourth quarter of 2004. In October 2004 the Company issued 22,222,000 shares subject to Rule 144 to the new investor as he has delivered a building with equity of approximately $350,000. If the Company is unable to secure the financing from the building then the 22,222,000 shares will have to be returned until the investor has fulfilled his commitment.

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

ProCoreGroup, Inc. incurred operating losses (See Financial Statements and Notes) during the quarter September 30, 2004, which were principally from administrative costs associated with the turnaround ProCoreGroup operations.


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

ITEM 5. OTHER INFORMATION.

In September the Company elected George Csatary to the Board of Directors.

ITEM 6. EXHIBITS .
YES.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                   ProCoreGroup, Inc.

Date:  November 5, 2004            /s/  Dr. Bashiruddin Usama
                                   ------------------------------
                                   Dr. Bashiruddin - Usama
                                   President and Director