Form 10KSB
period 2004-12-31
PROCOREGROUP INC
filed 2005-04-15
CIK 923771

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB

                           ---------------------------
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934,

For The Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ___________ To __________

                        Commission File Number: 0 - 25416


                               PROCOREGROUP, INC.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                        33-0563989

-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)
14255 US Highway #1 Suite 2180, Juno Beach, FL                  33408
---------------------------------------------                ----------
(Address of principal executive offices)                     (Zip Code)

                                 (561) 860-8511
               ---------------------------------------------------
               (Registrants telephone number, including area code)

   --------------------------------------------------------------------------
                  (Former Name, if Changed Since Last Report)

          2250 Warrensville Center Road, University Heights, Ohio 44118

   --------------------------------------------------------------------------
                 (Former Address, if Changed Since Last Report)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

                   Common Stock, Par Value $0.01 Per Share
                                (Title of Class)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant had no revenue for the year ended December 31, 2004.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005 was $3,610,559 based on the closing bid price of $0.05 per share as reported on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") operated by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 31, 2005 was 285,127,855.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS.


Forward-Looking Information

     Certain statements in this Form 10-KSB and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (the "Commission"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, AND the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Commission, as well as the risks and uncertainties discussed in this Form 10-KSB.

The Company streamlined its business model as a Real Estate Holding company focusing on the acquisition of low to non-performing assets, transforming them into positive cash flow properties and creating stronger shareholder value. To facilitate and invigorate this vision, ProCore filled two vacant Board Seats with Kamal Abdallah, Chairman of the Board, and Curtis Pree, Board Member. Both bring nearly two decades of experience in commercial and residential real estate, among other professional expertise.


Employees

The Company currently has 2 full time employees with written employment contracts beginning March 2005.

Risk Factors

      In addition to other information in this Annual Report on Form 10-KSB (including all exhibits hereto), the following risk factors should be carefully considered in evaluating the Company and its business, as such factors currently have a significant impact, or may have significant impact in the future, on the Company's business, results of operations, financial condition and the value of its outstanding securities.


We Have a History of Losses and Will Need Additional Financing.

     We have experienced operating losses, as well as net losses, for each of the years during which we have operated. We anticipate future losses and negative cash flow to continue for the foreseeable future.

The Company has incurred recurring operating losses since its inception, and as of December 31, 2004 had an accumulated deficit of approximately $17,036,000 and at December 31, 2004 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing.

There can be no assurance that the Company will be successful in its efforts to raise sufficient capital. Therefore, there can be no assurance that the Company will have sufficient capital to support its working capital needs through its 2005 fiscal year.


In the future, we may not generate revenue from operations to pay our expenses. If we fail to generate sufficient cash from operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of common stock to meet our cash needs. Even if we can complete such transactions, they may not be on terms that are favorable or reasonable from our perspective. As a result, you may lose your entire investment.

We May Not Be Able to Borrow Funds

     There currently are no legal limitations on our ability to borrow funds to increase the amount of capital available to us to carry out our business plan. However, our limited resources and limited operating history will make it difficult to borrow funds. The amount and nature of any such borrowings would depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by us and in our best interest.


ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located at 14255 US Highway #1 Suite 2180, Juno Beach, FL 33408. The Company has a month-to-month lease on its current office space at a cost of approximately $600 per month. The property has a general purpose use for sales and administration, and will be sufficient for our needs for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $.001 per share, is traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "PCRG".

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

         2003                 LOW    HIGH
      First Quarter           .01     .05
      Second Quarter          .01     .01
      Third Quarter           .02     .07
      Fourth Quarter          .02     .51

         2004                 LOW    HIGH
      First Quarter           .20     .58
      Second Quarter          .10     .28
      Third Quarter           .05     .10
      Fourth Quarter          .01     .14


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

As of December 31, 2004, there were approximately 721 holders of record of the Company's Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

As of December 31, 2004, the Company's financial statements show 39,845,315 shares of common stock outstanding. This number of shares outstanding assumes that all shares of Procore common stock were converted to shares of the Company's common stock. However, as of March 17, 2005, a nominal number of shares of Procore common stock had not been presented to the Company for conversion.

At March 31, 2005, there were approximately 730 common stockholders of record, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

     We have not declared any cash dividends, nor do we intend to do so.


Recent Sales of Unregistered Securities

     The following information relates to sales of unregistered securities by the Company after December 31, 2004. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

Section 15(g) of the Exchange Act

     The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated there under, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     The Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholder's ability to sell their shares because some broker/dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

On March 10, 2005 the Company entered into an agreement with Ten and Ten Marketing Group LLC. ("Ten and Ten") to form a strategic alliance to develop real estate solutions for acquired properties. In consideration of this transaction the Company issued 40,000,000 shares of common stock (subject to rule 144) to Ten and Ten. In addition, The Company agreed to have Curtis L. Pree a Vice President of Ten and Ten on its Board.

On March 17, 2005, the Company issued 153,333,333 shares of its common stock subjected to rule 144 to Kamal Abdallah, in exchange for $100,000 of cash and real estate having an independent appraised valuation of $4,000,000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Results of Operations

Twelve months ended December 31, 2004 vs. 2003
----------------------------------------------

General and administrative expenses increased by $294,267 to $388,359 primarily because of increased spending on professional services.

Equity issued for fees and services increased by $256,280 as the Company used its stock to pay consultants and directors for services rendered.



Net Operating Loss Carryforwards

At December 31, 2004, the Company has net operating loss carryforwards of approximately $17,036,000 which may be used to reduce taxable income in future years through the year 2024. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, Procore has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to
Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of December 31, 2004, the Company had approximately $3,000 in cash and marketable securities. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated March 26, 2005 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historically rely upon financing from the sale of equity securities and debt to sustain operations.

Management and Board Changes

As of December 31,2004 Dr B. Usama resigned from the board and also as the Company's Chief Executive Officer and Chairman.

In November 2004 the Company appointed George Csatary as its interim Chairman and Chief Financial Officer. In March 2005 Mr. Csatary resigned as the Company's Chairman bur remained on the board of directors and will continue to be the Company's Chief Financial Officer.

In March 2005, the Company appointed Kamal Abdallah as its new Chief Executive Officer, President and Chairman of its Board of Directors. In addition, Curtis
L. Pree was elected as a new director and will be the Company's Chief Operating Officer.

Subsequent Events

Kamal Abdallah was appointed by the Company as Chief Executive Officer, President and Chairman of its Board of Directors for a term of five (5) years with first year annual compensation of Three Hundred Thousand Dollars and issuance of Five Hundred Thousand free-trading shares each quarter and an additional Two Million shares each year. The Agreement also provides for the further issuance of 2,000,000 shares per annum for every One Million Dollars in Company net income as well as a bonus of no less than Ten Thousand Dollars per quarter.

Curtis L. Pree was elected as a new Director and also serves as the Company's Chief Operations Officer and Secretary. Mr. Pree's Agreement, dated March 9, 2005 is a one (1) year Agreement with the Company and provides for an annual salary of Seventy Five Thousand Dollars as well as issuance to him of Five Million restrictive shares and a further Five Hundred Thousand free-trading shares.

On March 10, 2005 the Company entered into an agreement with Ten and Ten Marketing Group LLC. ("Ten and Ten") to form a strategic alliance to develop real estate solutions for acquired properties. In consideration of this transaction the Company issued 40,000,000 shares of common stock (subject to rule 144) to Ten and Ten. In addition, The Company agreed to have Curtis L. Pree a Vice President of Ten and Ten on its.

On March 17, 2005, the Company issued 153,333,333 shares of its common stock subjected to rule 144 to Kamal Abdallah, in exchange for $100,000 of cash and real estate having an independent appraised valuation of $4,000,000.

ITEM 7.     FINANCIAL STATEMENTS.

The financial statements and related notes responsive to this Item 7 are included as an appendix to this report as indexed on page F-1.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     In connection with its audits for the last two fiscal years and through March 31, 2005, there have been no disagreements with Kahn Boyd Levychin, the Company's independent accountants, on any matter of accounting principles or practices, financial statement disclosure,or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kahn Boyd Levychin would have caused them to make a reference in their report on the financial statements for such periods.


ITEM 8A.    Controls And Procedures

Within 90 days prior to the date of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, its principal executive officer, and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2005

                                        Procore Group, Inc

                                        By: /s/  Kamal Abdallah
                                        ----------------------------------------
                                        Kamal Abdallah, CEO, Chairman
                                        as Registrant's duly authorized officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kamal Abdallah                           /s/ George Csatary
----------------------------------          ------------------------------------
Kamal Abdallah                              George Csatary
Chairman, Chief Executive                   Chief Financial Officer, Director
Officer and Director                        April 15, 2005
April 15, 2005


/s/ Curtis L. Pree
----------------------------------
Curtis L. Pree
Chief Operating Officer
April 15, 2005


ITEM 13. EXHIBITS

     The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit
Number                Description Of Document
-------               -----------------------

31.1#                 Certification of Periodic Report pursuant to Section 302 of the Sarbanes
                      Oxley Act of 2002.

31.2#                 Certification of Periodic Report pursuant to Section 302 of the Sarbanes
                      Oxley Act of 2002.

32.1#                 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors. . . . . . . . . . . . .      F-2
Consolidated Balance Sheets. . . . . . . . . . . . . . .     F-3
Consolidated Statements of Operations. . . . . . . . . .     F-4
Consolidated Statements of Stockholders' Equity. . . . .     F-5
Consolidated Statements of Cash Flows. . . . . . . . . .     F-6
Notes to Consolidated Financial Statements. . . . . . .      F-7

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                                AUDITORS' REPORT

================================================================================

Board of Directors and the Shareholders
ProCoreGroup, Inc.
Juno Beach, Florida

We were engaged to audit the accompanying balance sheets of ProCoreGroup, Inc. (a corporation formerly known as Call Solutions, Inc.) as of December 31, 2004 and 2003, and the related statements of operations and cash flows, for the years then ended. These financial statements are the responsibility of the Company's management.

Evidence supporting the basis for stock subscription receivable of $330,000, loan receivable of $300,000, and interest receivable of $4,735 stated in the accompanying financial statements as of December 31, 2004, is not available. Evidence supporting the basis for accounts payable stated in the accompanying financial statements at $561,348 and $469,826 respectively as of December 31, 2004 and 2003, is not available. Further, evidence supporting the basis for notes payable stated in the accompanying financial statements of $604,948 and $169,467 as of December 31, 2004 and 2003, is not available. Finally, evidence supporting the basis of $42,250 as a reflection of forgiveness of debt income for the year ended December 31, 2004 is not available. The Company's records do not permit the application of other auditing procedures to stock subscription receivable, loan receivable, interest receivable, accounts payable, notes payable, or forgiveness of debt.

Since we were not able to apply other auditing procedures to satisfy ourselves as to the basis for stock subscription receivable, loan receivable, interest receivable, accounts payable, notes payable, or forgiveness of debt, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon the sale of equity securities to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kahn Boyd Levychin,
Certified Public Accountants

March 26, 2005



--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100

                                PROCORE GROUP, INC.
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 2004 AND 2003


                                                                   2004           2003
-----------------------------------------------------------------------------------------
                                          ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $     3,651    $    4,439
   Interest receivable                                              4,735
   Loan Receivable                                                300,000
   Subscription receivable                                        330,000
-----------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                        638,386          4,439



OTHER ASSETS
   Intangible assets                                                              27,250

-----------------------------------------------------------------------------------------
      TOTAL ASSETS                                            $   638,386    $    31,689
=========================================================================================

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts and accrued expenses payable                      $   561,348    $   469,826
   Income taxes payable                                             6,763          5,963
   Notes payable                                                  604,947        169,467
-----------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                 1,173,058        645,256


SHAREHOLDERS' DEFICIT
   Common stock (750,000,000 shares $.001 par value
      authorized,39,845,315 and 3,578,315 issued and
      outstanding respectively)                                    39,845          3,578
   Preferred stock (10,000,000 shares $.001 par value
      authorized, 237,197 and 237,197 shares issued and
        outstanding)                                                  237            237
   Additional paid-in capital                                  16,466,128     14,698,445
   Accumulated deficit                                        (17,040,882)   (15,315,827)
-----------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' DEFICIT                                (534,672)      (613,567)
-----------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $   638,386    $    31,689
=========================================================================================

See accompanying notes to consolidated financial statements.

                                  PROCORE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED
                              DECEMBER 31, 2004 AND 2003
====================================================================================

                                                              2004            2003
------------------------------------------------------------------------------------
Revenue                                                  $              $
------------------------------------------------------------------------------------
OPERATING EXPENSES
  General and administrative expenses                        349,839         94,092
  Equity issued for fees and services                      1,371,450      1,115,170
------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                   1,721,309      1,209,262
------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                      (1,721,309)    (1,209,262)
------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest expense, net                                       (1,696)        (6,430)
  Forgiveness of debt                                         37,250
  Loss on investments                                        (38,500)             -
  Loss on abandonment of fixed assets                                       (19,147)
------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                  (2,946)       (25,577)
------------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (1,724,255)    (1,234,839)
Provision for income taxes (current)                             800            800
------------------------------------------------------------------------------------
NET LOSS                                                 $(1,725,055)   $(1,235,639)
====================================================================================


Loss per weighted average shares of common stock
  Outstanding                                            $     (0.17)   $     (1.06)

Weighted average number of shares of common stock
    outstanding                                           10,398,512      1,164,507

See accompanying notes to consolidated financial statements.

                                  PROCORE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED
                              DECEMBER 31, 2004 AND 2003
=========================================================================================

                                                                   2004          2003
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(1,725,055)  $(1,235,639)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Forgiveness of debt                                           37,250
      Loss on investments                                           38,500             -
      Loss on abandonment of fixed assets                               --        19,147
      Equity issued for fees and services                        1,371,450     1,115,170
  Changes in operating assets and liabilities
      Interest receivable                                           (4,735)
      Accounts and accrued expenses payable and income taxes       117,322        (3,270)
-----------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             (165,268)     (104,592)

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in loan receivable                                   (300,000)            -
    Acquisition costs incurred                                     (11,250)      (27,250)
-----------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                             (311,250)      (27,250)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in notes payable                                  393,230        65,967
    Preferred stock issued for cash                                     --        70,000
    Preferred stock issued to retire shareholder note                   --        50,000
    Shareholder note retired by the issuance of preferred stock                  (50,000)
    Proceeds from sale of common stock                              82,500
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          475,730       135,967
-----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (788)       (4,125)
Cash and cash equivalents, beginning of year                         4,439           314
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $     3,651   $     4,439
=========================================================================================

See accompanying notes to consolidated financial statements.

                                                     PROCORE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                     FOR THE YEARS ENDED
                                                  DECEMBER 31, 2004 AND 2003



                                                  (SHARES)     (SHARES)
                                                   COMMON     PREFERRED   COMMON        PREFERRED
                                                    STOCK       STOCK      STOCK          STOCK         APIC
                                                 ---------------------------------------------------------------
Balance December 31, 2002                          1,072,315     166,697  $ 1,072  $           166  $13,465,852
Preferred shares issued to cancel debt                               500                         1       49,999
Preferred Shares sold                                             70,000                        70       69,930
Common stock issued for services                   2,506,000                2,506                     1,112,664
Net Loss

                                                 ---------------------------------------------------------------
 Balance at December 31, 2003                      3,578,315     237,197    3,578              237   14,698,445
                                                 ---------------------------------------------------------------

Common shares sold to investor                                                                           62,500
Options issued for services                                                                              93,500
Shares issued to investor                         22,222,000               22,222                       327,778
Shares issued for services                        11,045,000               11,045                     1,236,905
Shares issued to settle debt                       2,000,000                2,000                        18,000
Shares issued relating to Miles
Landing Transaction                                1,000,000                1,000                        29,000
Net Loss

                                                 ---------------------------------------------------------------
Balance at December 31, 2004                      39,845,315     237,197  $39,845  $           237  $16,466,128
                                                 ===============================================================



                                                  ACCUMULATED
                                                    DEFICIT        TOTAL
                                                 ---------------------------
Balance December 31, 2002                        $(14,080,188)  $(613,098.0)
Preferred shares issued to cancel debt                               50,000
Preferred Shares sold                                                70,000
Common stock issued for services                                  1,115,170
Net Loss                                           (1,235,639)   (1,235,639)

                                                 ---------------------------
 Balance at December 31, 2003                     (15,315,827)     (613,567)
                                                 ---------------------------

Common shares sold to investor                                       62,500
Options issued for services                                          93,500
Shares issued to investor                                           350,000
Shares issued for services                                        1,247,950
Shares issued to settle debt                                         20,000
Shares issued relating to Miles
Landing Transaction                                                  30,000
Net Loss                                           (1,725,055)   (1,725,055)
                                                 ---------------------------
Balance at December 31, 2004                     $(17,040,882)  $  (534,672)
                                                 ===========================

See accompanying notes to consolidated financial statements.

Organization

ProCoreGroup, Inc. ("the Company") intends to operate as a Real Estate Holding company focusing on the acquisition of low to non-performing assets, transforming them into positive cash flow properties Prior to November 2003 the Company was known as Call Solutions, Inc. and was inactive.

In November of 2003 the Company increased the number of its authorized shares of common stock from 90,000,000 to 750,000,000. In addition, the Company effectuated a 76:1 reverse split of the Company's common stock.


NOTE 1. BASIS OF PRESENTATION

The Company has incurred recurring operating losses since its inception, as of December 31, 2004 had an accumulated deficit of approximately $17,036,000 and at December 31, 2004 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2005 fiscal year it will need to raise over $ 1,000,000 to support its working capital needs and to continue to execute the requirements of its business plan. Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or other attempts to raise sufficient capital.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregegate of approximately 6,115,788 and 5,265,788 of common shares as of December 31, 2004 and December 31, 2003 respectively, are not included as the inclusion of such would be anti-dilutive for all periods presented.


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


Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning July 1, 2005. The Company is the process of evaluating the impact to its financial statements. We believe the adoption will not have a material effect on our income statement.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary asset that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company's overall results of operations or financial position.


NOTE 3 - NOTES PAYABLE. OTHER

Notes payable, shareholders and related parties are broken down as follows:

                                                                     2004      2003
Various non-interest notes payable on demand; no monthly
payments of principal and interest are required                    $200,447  $ 65,967

Note payable to Bereishis Investment; no monthly
payments of principal and interest are required                     301,000         -

Non-interest note payable on demand; no monthly payments of
principal are required                                               60,000    60,000

11% note payable on demand; no monthly payments of
principal and interest are required                                  20,000    20,000

30% interest note payable on demand; no monthly payments of
principal and interest are required                                  12,500    12,500

8% note payable on demand; no monthly payments of principal
and interest are required                                             6,000     6,000

Non-interest note payable on demand; no monthly payments of
principal are required                                                5,000     5,000
--------------------------------------------------------------------------------------
                                                                   $604,947  $169,467
======================================================================================

Notes payable includes $42,579 and $55,450 of notes, respectively, for 2004 and 2003 due to shareholders.

Accrued interest on notes was $60,035 and $53,605 respectively for 2004 and 2003.


NOTE 4 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                       2004          2003
------------------------------------------------------------------------------
Net operating loss to be carried forward            $ 4,258,971   $ 3,828,957
Less: valuation allowance                            (4,258,971)   (3,828,957)
------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                              $             $
==============================================================================

The Company incurred no federal income tax expense for the years ended December 31, 2004 and 2003, and utilized no tax carryforward losses. The Company incurred $800 of state income tax expense for years ended December 31, 2004 and 2003.

The Company has a net operating loss carryover of $17,035,882 to offset future income tax. The net operating losses expire as follows:

December 31,  2009                                            $1,431,255
              2010                                               947,670
              2011                                             1,269,190
              2017                                               885,291
              2019                                             2,289,386
              2020                                             2,671,128
              2021                                             3,736,141
              2022                                               850,127
              2023                                             1,235,639
              2024                                             1,720,055

The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 5 - OPERATING FACILITIES


In the first quarter of 2003 the Company moved its corporate office to Ohio. The Company was not charged rent for use of the facilities. In March 2005, the Company moved its corporate office to Florida.


NOTE 6 RECEIVABLES

Loan Receivable

In November 2004, the Company advanced $300,000 to World Wide Financial Services, Inc.(dba Loangiant) as a bridge loan to purchase its technology assets. The loan bears interest of 8% per annum and is due on demand. The Company received the cash for this investment from Bereishis Investment.

Subscription Receivable

In August 2004 the Company entered into a financing agreement with Carol Popp that was amended to extend the closing to May 2005. Under the terms of the agreement the Company issued 22,222,000 shares for $350,000 of which $20,000 was paid and the balance of $330,000 is due May 2005.


NOTE 7 - EQUITY TRANSACTIONS

In November of 2002, by unanimous approval the Board of Directors approved an agreement to issue 1,697 shares of convertible preferred stock to various officers of the Company in exchange for their agreement to forgive an aggregate past due liability of $1,694,272 owed to the officers by the Company. The Company issued to the officers 1,697 shares of convertible preferred stock, at a stated value of $1,000 per share. The shares of preferred stock are immediately convertible, at the officers' sole election, at the rate of $.38 per share, and may convert into an aggregate of 4,465,789 shares of common stock. The holders of the convertible preferred stock may vote their shares on an "as converted" basis. These officers then resigned from the Company.

In June of 2003 the Company issued 500 shares of convertible preferred shares of stock valued at $1,000 per share to an officer for the repayment of a $50,000 note to said officer. These preferred shares are convertible into shares of common stock at the rate of $.152 per share.

In October of 2003 the Company issued 70 shares of preferred stock for $70,000. These preferred shares are convertible into shares of common stock at the rate of $.152 per share.

In November of 2003 the Company issued 2,506,000 shares of common stock in exchange for services. The services were valued at $.445 per share, and resulted in a charge of $1,115,170 to operating expenses.

In January 2004 the Company issued 75,000 shares to Berithorn Holdings for consulting services. The Company recorded a charge of $41,250 based on the price of the stock on the date of issuance.

In March of 2004 the company sold 294,118 shares of common stock at $.17 per share for cash of $50,000. As of December 31, 2004 the shares were not issued to the investor.

In June 2004 the Board of Directors approved the issuance of 2,720,000 shares and 850,000 of stock options valued at $392,700 for financial statement purposes. The option exercise price is $.0001 and has a five-year life and vested immediately. These shares and options were issued to consultants and directors in lieu of fees and compensation.

In June 2004 the Company sold 156,250 of common shares for $12,500 to an accredited investor. The price was based on a thirty-day average of the closing market price with a 30% discount. As of December 31, 2004 the shares were not issued to the investor.

In August 2004 the Company entered into a financing agreement with Carol Popp that was amended to extend the closing to May 2005. The investor committed to provide the Company with $350,000 in cash or assets in exchange for common stock. As of December 31, 2004, the Company received an initial investment of $20,000 from the investor. In October 2004 the Company issued 22,222,000 shares subject to Rule 144 to the new investor as she delivered a quitclaim dead of a building with equity of over $350,000. If the Company is unable to secure the financing from the building or the investor is unable to provide the cash by May 2005 then the 22,222,000 shares will be rescinded. The Company has recorded $330,000 to subscription receivable to record the issuance of the stock.

In October 2004 the Company issued 1,000,000 shares subject to rule 144 for an option to ProCore obtained an option to purchase 125 residential condominium units located in Warrensville, Ohio. As of December 31, 2004 the option expired.

In December 2004 the Company issued 2,000,000 free tradable common shares to Marcus Dukes for consulting services. The Company recorded an expense of $220,000 related to this issuance based on the closing price of the Company's stock.

In December 2004 the Company issued 1,000,000 free tradable common shares to Teresa Hodges for consulting services. The Company recorded an expense of $110,000 related to this issuance based on the closing price of the Company's stock.

In December 2004 the Company issued 3,000,000 free tradable common shares to Vincent Kenyon for consulting services. The Company recorded an expense of $330,000 related to this issuance based on the closing price of the Company's stock.

In December 2004 the Company issued 1,250,000 free tradable common shares to Payment Solutions Group, Inc. for consulting services. The Company recorded an expense of $137,500 related to this issuance based on the closing price of the Company's stock.

In December 2004 the Company issued 2,000,000 common shares to a creditor to settle a $57,250 liability.

In December 2004 the Company issued 1,000,000 free tradable common shares to Jack Wolf for consulting services. The Company recorded an expense of $110,000 related to this issuance based on the closing price of the Company's stock.


Stock Options

The Company granted 850,000 options in June 2004 with an exercise price of $.001. The options has a five year life and vested immediately.
The fair value for options have been estimated on the date of grant using the Black-Scholes option pricing model thereafter, with the following assumptions:


Expected life                3 years

Risk-fee interest rate         2.13

Expected volatility            206%

Dividend yield                  0%

The board of directors adopted a stock option plan effective October 18, 2004. This Plan shall expire on October 17, 2014. The Company has reserved 65,000,000 shares of common stock under this plan to be issued to employees, directors and consultants. As of December 31, 2004 the Company has issued 7,250,000 shares under this plan.



8. Subsequent Events

Kamal Abdallah was appointed by the Company as Chief Executive Officer, President and Chairman of its Board of Directors for a term of five (5) years with first year annual compensation of Three Hundred Thousand Dollars and issuance of Five Hundred Thousand free-trading shares each quarter and an additional Two Million shares each year. The Agreement also provides for the further issuance of 2,000,000 shares per annum for every One Million Dollars in Company net income as well as a bonus of no less than Ten Thousand Dollars per quarter.

Curtis L. Pree was elected as a new Director (on March 9, 2005) and also serves as the Company's Chief Operations Officer and Secretary. Mr. Pree's Agreement, dated March 9, 2005 is a one (1) year Agreement with the Company and provides for an annual salary of Seventy Five Thousand Dollars as well as issuance to him of Five Million restrictive shares and a further Five Hundred Thousand free-trading shares.

On March 10, 2005 the Company entered into an agreement with Ten and Ten Marketing Entertainment Company ("Ten and Ten")to form a strategic alliance to develop real estate solutions. In consideration of this transaction the Company issued 40,000,000 shares of common stock to Ten and Ten. In addition, The Company agreed to have Curtis L. Pree a Vice President of Ten and Ten on its Board.

On March 17, 2005, the Company issued 153,333,333 shares of its common stock subjected to rule 144 to Kamal Abdallah, in exchange for $100,000 of cash and real estate having an appraised valuation of $4,000,000.