Form 10KSB/A
period 2004-12-31
PROCOREGROUP INC
filed 2005-05-16
CIK 923771

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                  FORM 10-KSB/A

                          ---------------------------
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934,

For The Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ___________ To __________

                        Commission File Number: 0 - 25416


                                ProCoreGroup Inc.

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

   --------------------------------------------------------------------------
                 (Former Address, if Changed Since Last Report)
/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005 was $2,166,335 based on the closing bid price of $0.05 per share as reported on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") operated by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of May 2, 2005 was 285,127,855.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS.

Forward-Looking Information

     Certain statements in this Form 10-KSBA and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (the "Commission"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Commission, as well as the risks and uncertainties discussed in this Form 10-KSBA.

The Company streamlined its business model as a Real Estate Holding company focusing on the acquisition of low to non-performing assets, transforming them into positive cash flow properties and creating stronger shareholder value. To facilitate and invigorate this vision, ProCoreGroup, Inc. filled two vacant Board Seats with Kamal Abdallah, Chairman of the Board, and Curtis L. Pree, Board Member. Both bring nearly two decades of experience in commercial and residential real estate, among other professional expertise.

Employees

The Company currently has 2 full time employees with written employment contracts beginning March 2005.

Risk Factors

      In addition to other information in this Annual Report on Form 10-KSBA (including all exhibits hereto), the following risk factors should be carefully considered in evaluating the Company and its business, as such factors currently have a significant impact, or may have significant impact in the future, on the Company's business, results of operations, financial condition and the value of its outstanding securities.

We Have a History of Losses and Will Need Additional Financing.

     We have experienced operating losses, as well as net losses, for each of the years during which we have operated. We anticipate future losses and negative cash flow to continue for the foreseeable future.

The Company has incurred recurring operating losses since its inception, and as of December 31, 2004 had an accumulated deficit of approximately $16,842,647 and at December 31, 2004 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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


ITEM 2. PROPERTIES.

Beginning in March 2005 the principal executive offices of the Company are located at 14255 US Highway #1 Suite 2180, Juno Beach, FL 33408. The Company has a month-to-month lease on its current office space at a cost of approximately $600 per month. The property has a general purpose use for sales and administration, and will be sufficient for our needs for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS.

See Note 6.


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

As of December 31, 2004, the Company's financial statements show 39,845,315 shares of common stock outstanding. This number of shares outstanding assumes that all shares of ProCoreGroup, Inc. common stock were converted to shares of the Company's common stock. However, as of March 17, 2005, a nominal number of shares of ProCoreGroup, Inc. common stock had not been presented to the Company for conversion.

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

On March 10, 2005 the Company entered into an agreement with Ten and Ten Marketing Group LLC. ("Ten and Ten") to form a strategic alliance to develop real estate solutions for acquired properties. In consideration of this transaction the Company issued 40,000,000 shares of common stock (subject to rule 144) to Ten and Ten. In addition, The Company agreed to have Curtis L. Pree, a Vice President of Ten and Ten, on its Board.

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

Results of Operations


Twelve months ended December 31, 2004 vs. 2003
----------------------------------------------

Consulting fees for 2004 were $1,705,146 as compared to $1,177,227 in 2003. The increase of $527,919 was due primarily to increase spending by the Company to develop its business model.

General and administrative expenses were $69,049 in 2004 as compared to $32,035 in 2003. The increase of $37,014 was due primarily to increased spending by the Company to develop its business model.

Gain on write off of liabilities was $37,250 in 2004 as compared to $261,656. The decline of $224,406 was due to the fact that in 2003 most of the Company's payables were past the statute of limitation and none of the vendors had requested payment.

Net Operating Loss Carryforwards

At December 31, 2004, the Company has net operating loss carryforwards of approximately $16,842,647 which may be used to reduce taxable income in future years through the year 2024. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, ProCoreGroup, Inc. has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to
Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of December 31, 2004, the Company had approximately $3,000 in cash and marketable securities. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated May 13, 2005 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historically rely upon financing from the sale of equity securities and debt to sustain operations.

Management and Board Changes

As of December 31,2004, Dr B. Usama resigned from the board and also as the Company's Chief Executive Officer and Chairman.

In November 2004, the Company appointed George Csatary as its interim Chairman and Chief Financial Officer. In March 2005, Mr. Csatary resigned as the Company's Chairman, but remained on the board of directors and continues to be the Company's Chief Financial Officer.

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

Curtis L. Pree was elected as a new Director and also serves as the Company's Chief Operations Officer and Secretary. Mr. Pree's Agreement, dated March 9, 2005 is a one (1) year Agreement with the Company and provides for an annual salary of seventy-five thousand dollars as well as issuance to him of five million restrictive shares and a further five hundred thousand free-trading shares.

On March 10, 2005 the Company entered into an agreement with Ten and Ten Marketing Group LLC. ("Ten and Ten") to form a strategic alliance to develop real estate solutions for acquired properties. In consideration of this transaction, the Company issued 40,000,000 shares of common stock (subject to rule 144) to Ten and Ten. In addition, The Company agreed to have Curtis L. Pree, a Vice President of Ten and Ten, on its board.

On March 17, 2005, the Company issued 153,333,333 shares of its common stock (subjected to rule 144) to Kamal Abdallah, in exchange for $100,000 of cash and for real estate having an independently appraised valuation of $4,000,000.

ITEM 7.     FINANCIAL STATEMENTS.

The financial statements and related notes responsive to this Item 7 are included as an appendix to this report as indexed on page F-1.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     In connection with its audits for the last two fiscal years and through March 31, 2005, there have been no disagreements with Kahn Boyd Levychin, the Company's independent accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. It is our understanding that any disagreements, if not resolved to the satisfaction of Kahn Boyd Levychin, would have caused them to make a reference in their report on the financial statements for such periods.


ITEM 8A.    Controls And Procedures

Within 90 days prior to the date of this Annual Report on Form 10-KSBA for the fiscal year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, its principal executive officer, and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Director        Age  Date Elected                Position

Kamal Abdallah   40       3/09/05  Chairman, President and CEO

Curtis L. Pree   47       3/09/05  Director, COO and Corporate Secretary

George Csatary   45        9/1/04  Director, CFO


Kamal Abdallah, Chairman, President and CEO of ProCoreGroup, Inc.: Mr. Abdallah has fifteen years experience in commercial real estate investment and development. He is responsible for the transformation of properties across the Virgin Islands and in the United States, having developed warehouses, plotted subdivisions, hotels and condominiums. Abdallah relocated to Florida in 2000, at which time the value of his cumulative property investments were approximately five million dollars. Mr. Abdallah attended Oakland Community College and Oakland University in Michigan where he focused his studies in the area of accounting and finance.

Curtis L. Pree, Chief Operation Officer, Member of the Board of Directors and Corporate Secretary ProCoreGroup, Inc.: Mr. Pree comes to ProCoreGroup, Inc. by way of his relationship with Ten And Ten Marketing Group where, as Executive Vice President, he heads their Real Estate Solutions Division. He is an entrepreneur and licensed Realtor in Maryland, Virginia and the District of Columbia. Mr. Pree has consulted companies largely in the area of political strategies for businesses and lobbying groups. Mr. Pree has a demonstrated interest in the growth and economic development of under-served communities. Mr. Pree has served as a lobbyist for the more than 2000 publicly owned electric utility companies in the United States, is active in extensive congressional lobbying in the areas of grassroots organizing, telecommunications, nuclear energy, market power and energy efficiency technology industries. Prior to this, he lobbied Congress, municipal governments and government agencies on behalf of businesses in the defense, aviation and technology industries. Pree was a strong candidate for mayor of Washington, DC in 1994. He served in a variety of political capacities including campaign manager for a congressional candidate and advance man and press secretary for a number of presidential campaigns. Pree holds a baccalaureate in Political Science and English from Howard University.

George Csatary Board Member and Chief Financial Officer of ProCoreGroup, Inc.:
Mr. Csatary has an extensive background in financial planning and accounting. Currently, he is CFO/Comptroller at Cellular Technology LTD and their affiliates. He has a successful 20-year career in finance including a seven-year role as Board Member of the Ohio Optical Dispensers, an executive position appointed by Governor George V. Voinovich. He speaks and presents seminars on maximizing the benefits of your small business, is a fill-in radio talk show host on a nationally syndicated show airing during local drive time, and conducts political research and analysis. Csatary is current trustee for Steppin' Up, Inc., a nonprofit youth organization, President for the Hungarian American Heritage Center, member of the Ohio Society of Certified Public Accountants, President of the Cleveland Magyar Athletic Club, and Treasurer for Spada for Senate and the Suhadolnik Committee. Csatary earned his baccalaureate in Business Administration from Cleveland State University.

COMMITTEES OF THE BOARD OF DIRECTORS

Compensation Committee: Our board of directors is in the process of setting up a compensation committee. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees.

Audit Committee: Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. However, no members of the committee have been appointed and the committee has not been formally organized.

CODE OF ETHICS

Our board of directors is in the process of designing a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to ProCoreGroup, Inc. and our subsidiaries.

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------
                                            ANNUAL COMPENSATION
                                       ------------------------------
                                                        OTHER ANNUAL
           NAME AND PRINCIPAL        SALARY   BONUS   COMPENSATION
             POSITION         YEAR   ($)      ($)         ($)
---------------------------------------------------------------------
          Kamal Abdallah,     2003      -0-     -0-            -0-
          Chairman, CEO (1)   2004      -0-     -0-            -0-

          Curtis L. Pree,     2004      -0-     -0-            -0-
          Director, COO (1)   2003      -0-     -0-            -0-

          George Csatary,     2004      -0-     -0-            -0-
          Director, CFO       2003      -0-     -0-            -0-


   Dr. Bashiruddin Usama,     2004  $31,750     -0-        $93,250
         Former Chairman      2003      -0-     -0-       $333,750

---------------------------------------------------------------------

Note.

1) These officers' employment began in March 2005.

OPTIONS GRANTED TO EMPLOYEES

In 2004 the Company granted 850,000 stock options to Dr. B Usama.

COMPENSATION OF DIRECTORS

The Company does not currently compensate its directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

     The following table sets forth as of May 2, 2005, certain information regarding the beneficial ownership (1) of the Company's common stock outstanding by (i) each person who is known to the Company to own 5% or more of its common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Procoregroup, Inc. 14255 U.S. Highway 1, Suite 2108, Juno Beach, FL 33408.

                                                       Number of     Percent
Name and Address                    Company Position  Shares owned  of class
----------------------------------  ----------------  ------------  ---------
Kamal Abdallah                      Director, CEO      155,333,333      54.5%
Curtis Pree                         Director, COO        2,500,000       0.9%
George Csatary                      Director, CFO        3,000,000       1.1%
Dr. Bashiruddin Usama (2)                                3,850,000       1.4%
Carol Pop (3)                                           22,222,000       7.8%
Ten & Ten Marketing (4)                                 40,000,000      14.0%
Payment Solutions (5)                                   13,027,962       4.6%
All directors and executive
  officers as a group (3 persons)                      164,683,333      57.6%


(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.
(2) Includes 850,000 options to purchase shares of the Company's common stock, which are presently exercisable. Dr. Bashiruddin Usama is a past president and director of the Company. Dr. Usama resigned from all positions with the Company in as of December 31, 2004. Dr. Usama currently is a consultant to the Company. It is anticipated that Dr. Usama will be issued additional shares of our common stock as payment for his consulting services.
(3) Carol Pop was issued shares in anticipation of the Company receiving $330,000 of cash or real estate by May 2005. It is anticipated that the Company will rescind this agreement, as it has not receive the cash or real estate as of May 2, 2005.
(4) Ten and Ten Marketing has an agreement with the Company to develop strategic real estate solutions. In addition, Mr. Curtis Pree, a director of the Company, and is also an officer in Ten & Ten Marketing. Mr. Pree is not a control person at Ten & Ten Marketing, Ten & Ten Marketing does not hold its shares of the Company for the benefit of Mr. Pree and Mr, Pree does not make the investment decisions for Ten & Ten Marketing. Mr. Pree is not deemed to be the beneficial owner of the shares owned by Ten & Ten Marketing. As a consultant to the Company it is anticipated that Ten & Ten Marketing will be issued additional shares of our common stock as payment for its consulting services.
(5) Payment Solutions is a consultant to the company and provides business development services to the Company under its consulting agreement. Mr. Peter Van Brunt is the controlling shareholder of Payment Solutions, which owns its shares of the Company's common stock for the benefit of Mr. Van Brunt. Mr. Van Brunt makes all the investment decisions for Payment Solutions. Mr. Van Brunt is deemed to be the beneficial owner of the shares owned by Payment Solutions. As a consultant to the Company, it is anticipated that Payment Solutions will be issued additional shares of our common stock as payment for its consulting services.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 2004, the Company incurred $31,500 of consulting fees and services to Dr. Bashirudden, the then Chief Executive Officer and President of the Company, which is included in accrued liabilities at that date. Accordingly, consulting fees and services incurred by the Company to Dr. Bashirudden, including options granted and paid or payable in cash, aggregated $125,000 and $333,750 during the years ended December 31, 2004 and 2003, respectively.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

On March 21, 2005 the Company filed a Form 8-K to report a change in control as a result of issuing 153,333,333 shares of common stock to Kamal Abdallah for $100,000 in cash and $4 million of real estate.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Kahn Boyd Levychin, Certified Public Accountants and Consultants, for professional services rendered for the audit of our annual financial statements for fiscal year 2004 and 2003 were $26,405 and $22,986, respectively.

ALL OTHER FEES

There were no other fees billed by Kahn Boyd Levychin, Certified Public Accountants and Consultants, for professional services rendered, other than as stated under the captions "Audit Fees," "Audit-Related Fees," and "Tax Fees."

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2005

                                        ProCoreGroup, Inc.

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
Kamal Abdallah                              George Csatary
Chairman, Chief Executive                   Chief Financial Officer, Director
Officer and Director                        April 15, 2005
April 15, 2005


/s/ Curtis L. Pree
----------------------------------
Curtis L. Pree
Chief Operating Officer
April 15, 2005


ITEM 13. EXHIBITS

     The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:


Exhibit
Number                Description Of Document
-------               -----------------------

31.1# Certification of Periodic Report pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2# Certification of Periodic Report pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1# Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors. . . . . . . . .  F-2
Balance Sheets. . . . . . . . . . . . . . . . .  F-3
Statements of Operations. . . . . . . . . . . .  F-4
Statements of Stockholders' Equity. . . . . . .  F-5
Statements of Cash Flows. . . . . . . . . . . .  F-6
Notes to Financial Statements . . . . . . . . .  F-7

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                              INDEPENDENT AUDITORS' REPORT

================================================================================

Board of Directors and the Shareholders
ProCoreGroup, Inc.
Juno Beach, Florida

We have audited the accompany balance sheets of ProCoreGroup, Inc. (a corporation formerly known as Call Solutions, Inc.) as of December 31, 2004 and 2003, and the related statements of operations and cash flows, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProCoreGroup, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in Note 11 to the financial statements, certain errors were made in the Company's recording of liabilities that are no longer due and payable at December 31, 2004 and 2003, resulting in a gain of $261,656 during the year ended December 31, 2003 and a reduction in previously stated gain of $52,886 during the year ended December 31, 2004. In addition, a subscription receivable of $330,000 described in Note 6 was classified as a current asset at December 31, 2004 rather than as an offset to shareholders' deficit. Also, an impairment loss of $27,250 was recorded on December 31, 2003 to reflect acquisition costs that were impaired. Finally, $10,535 of interest expense was accrued during the year ended December 31, 2004 on a note payable.

The above items resulted in an overstatement of subscription receivable, current assets and total assets of $330,000 on December 31, 2004, an overstatement of other assets and total assets of $27,250 on December 31, 2003, an overstatement of accounts and accrued expenses payable of $185,736 and $249,156 respectively on December 31, 2004 and 2003, an overstatement of notes payable of $12,500 for both December 31, 2004 and 2003, an overstatement of current liabilities and total liabilities of $198,235 and $261,656 respectively on December 31, 2004 and 2003, an understatement of net loss of $36,171 for the year ended December 31, 2004, an overstatement of net loss of $234,406 for the year ended December 31, 2003, an understatement of shareholders' deficit of $131,765 on December 31, 2004, and an overstatement of shareholders' deficit of $234,406 on December 31, 2003.

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           INDEPENDENT AUDITORS' REPORT


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





Kahn Boyd Levychin
Certified Public Accountants
May 13, 2005

--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212)843.4100
                                      F-2

                                ProCoreGroup, Inc.
                                  BALANCE SHEETS
                             DECEMBER 31, 2004 AND 2003


                                                                  2004           2003
                                                              (As restated, Note 11)
----------------------------------------------------------------------------------------
                            ASSETS
CURRENT ASSETS
   Cash                                                   $        3,651   $      4,439
   Unsecured bridge loan receivable, including accrued
     interest receivable of $4,735 in 2004                       304,735
----------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                       308,386          4,439
----------------------------------------------------------------------------------------
      TOTAL ASSETS                                        $      308,386   $      4,439
========================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts and accrued expenses payable                  $      375,612   $    220,670
   Income taxes payable                                            6,763          5,963
   Notes payable                                                 592,448         56,967
----------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                  974,823        383,600
----------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                          974,823        383,600
----------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
   Common stock (750,000,000 shares $.001 par value
      authorized,39,845,315 and 3,578,315 issued and
      outstanding respectively)                                   39,845          3,578
   Preferred stock (10,000,000 shares $.001 par value
      authorized, 237,197 and 237,197 shares issued and
        outstanding)                                                 237            237
   Additional paid-in capital                                 16,466,128     14,698,445
   Accumulated deficit                                       (16,842,647)   (15,081,421)
----------------------------------------------------------------------------------------
                                                                (336,437)      (379,161)
   Less, stock subscription receivable                          (330,000)
----------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' DEFICIT                               (666,437)      (379,161)
----------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $      308,386   $      4,439
========================================================================================

See accompanying notes to financial statements.

                                  ProCoreGroup, Inc.
                              STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED
                              DECEMBER 31, 2004 AND 2003
===================================================================================

                                                              2004        2003
                                                          (As restated, Note 11)
-----------------------------------------------------------------------------------

Revenue                                                $               $
-----------------------------------------------------------------------------------
OPERATING EXPENSES
  Consulting fees and services, including
    $1,371,450 in 2004 and $1,115,170 in 2003
  incurred through issuance of common shares
    or options to acquire such shares                      1,705,146     1,177,227
  General and administrative expenses                         69,049        32,035
-----------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                   1,774,195     1,209,262
-----------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                      (1,774,195)   (1,209,262)
-----------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest income (expense), net                              (8,481)       (6,430)
  Gain on write off of liabilities no longer
    due and payable, including $37,250 in 2004
    related to liability partly settled through
    issuance of common shares                                 37,250       261,656
  Loss on impairment of investment acquisition costs         (15,000)      (27,250)
  Loss on abandonment of fixed assets                                      (19,147)
-----------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                  13,769       208,829
-----------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (1,760,426)   (1,000,433)
Provision for income taxes (current)                             800           800
-----------------------------------------------------------------------------------
NET LOSS                                               $  (1,761,226)  $(1,001,233)
===================================================================================


Loss per weighted average shares of common stock
  Outstanding                                          $       (0.17)  $      (.86)

Weighted average number of shares of common stock
    Outstanding                                           10,398,512     1,164,507

See accompanying notes to financial statements.

                                  ProCoreGroup, Inc.
                               STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED
                              DECEMBER 31, 2004 AND 2003
=========================================================================================

                                                                   2004         2003
                                                                (As restated, Note 11)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $   (1,761,226)  $(1,001,233)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Gain on write off of liabilities no longer
        due and payable, including 37,250 in 2004 related
        to a liability partly settled through issuance of
        common shares                                              (37,250)     (261,656)
      Loss on impairment of investment acquisition costs            15,000        27,250
      Loss on abandonment of fixed assets                               --        19,147
      Consulting fees and services incurred through
        issuance of company equity shares or options to
        acquire such shares                                      1,371,450     1,115,170
      Accrued interest on unsecured bridge loan receivable          (4,735)
  Changes in operating assets and liabilities
      Accounts and accrued expenses payable                        212,192        (4,070)
      Income taxes payable                                             800           800
-----------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             (203,769)     (104,592)

CASH FLOWS FROM INVESTING ACTIVITIES
    Unsecured bridge loan made by Company for potential
      investment acquisition                                      (300,000)            -
    Payment of investment acquisition costs                        (15,000)      (27,250)
-----------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                             (315,000)      (27,250)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in notes payable                                  435,481        65,967
    Preferred stock issued for cash                                     --        70,000
    Proceeds from sale of common stock                              62,500
    Proceeds of cash received against common stock
    subscription receivable                                         20,000
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          517,981       135,967
-----------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (788)        4,125
Cash and cash equivalents, beginning of year                         4,439           314
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $        3,651   $     4,439
=========================================================================================

Supplementary disclosures of cash flow information
  Cash paid during the year for:

    Interest expense                                        $            -   $         -
      Income taxes

See accompanying notes to financial statements.

                                                ProCoreGroup Inc.
                                  STATEMENTS OF SHAREHOLDERS' DEFICIT (AS RESTATED)
                                                FOR THE YEARS ENDED
                                             DECEMBER 31, 2004 AND 2003


                                                     (SHARES)     (SHARES)
                                                      COMMON     PREFERRED   COMMON   PREFERRED
                                                       STOCK       STOCK      STOCK     STOCK        APIC
                                                    ---------------------------------------------------------
Balance, December 31, 2002                            1,072,315     166,697  $ 1,072  $      166  $13,465,852
Preferred shares issued to cancel debt                                  500                    1       49,999
Preferred shares sold                                                70,000                   70       69,930
Company common shares issued for consulting
fees and services incurred by the Company             2,506,000                2,506                1,112,664
Net Loss

                                                    ---------------------------------------------------------
Balance, December 31, 2003                            3,578,315     237,197    3,578         237   14,698,445
                                                    ---------------------------------------------------------

Company common stock options issued for consulting
  fees and services incurred by Company                                                                93,500
Company common shares issued for consulting fees
  and services incurred by Company                   12,045,000               12,045                1,265,905
                                                    ---------------------------------------------------------
     Subtotal                                                                 12,045                1,359,405

Shares issued in settlement of liabilities            2,000,000                2,000                   18,000
Common shares sold/not yet
  issued to investors                                                                                  62,500
Restricted shares issued to subscribing investor
    in transaction involving pending real estate
    acquisition by Company                           22,222,000               22,222                  327,778

Net Loss

                                                    ---------------------------------------------------------
Balance at December 31, 2004                         39,845,315     237,197  $39,845  $      237  $16,466,128
                                                    =========================================================

                                                                       Stock
                                                     ACCUMULATED    Subscription
                                                       DEFICIT      Receivable        TOTAL
                                                    ---------------------------------------------------------
Balance December 31, 2002                           $(14,080,188)             -   $    (613,098)
Preferred shares issued to cancel debt                                                   50,000
Preferred Shares sold                                                                    70,000
Company common shares issued for consulting
    fees and services incurred by the company                                         1,115,170
Net Loss                                              (1,001,233)                    (1,001,233)

                                                    ---------------------------------------------------------
  Balance at December 31, 2003                       (15,081,421)             -        (379,161)
                                                    ---------------------------------------------------------

Company common stock options issued for consulting
  fees and services incurred by Company                                                  93,500
Company common shares issued for consulting fees
  and services incurred by Compan                                                     1,277,950
                                                    ---------------------------------------------------------
       Subtotal                                                                       1,371,450
Shares issued in settlement of liabilities                                               20,000
Common shares sold/not yet
  issued to investors                                                                    62,500
Restricted Shares issued to subscribing investor
    in transaction involving pending real estate
    acquisition by Company                                             (330,000)         20,000
                                                    ---------------------------------------------------------

Net loss                                              (1,761,226)                    (1,761,226)
                                                    ---------------------------------------------------------
Balance at December 31, 2004                        $(16,842,647)  $   (330,000)       (666,437)
                                                    =========================================================
See accompanying notes to financial statements.

Organization

ProCoreGroup, Inc. ("the Company") intends to operate as a real estate holding company focusing on the acquisition of low to non-performing assets, transforming them into positive cash flow properties. Prior to November 2003 the Company was known as Call Solutions, Inc. and was inactive.

In November of 2003 the Company increased the number of its authorized shares of common stock from 90,000,000 to 750,000,000. In addition, the Company effectuated a 76:1 reverse split of the Company's common stock.


NOTE 1. BASIS OF PRESENTATION (RESTATED)

The Company has incurred recurring operating losses since its inception, as of December 31, 2004 had an accumulated deficit of approximately $16,842,647, and at December 31, 2004 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2005 fiscal year it will need to raise over $1,000,000 to support its working capital needs and to continue to execute the requirements of its business plan. Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital.


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

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 6,115,788 and 5,265,788 of common shares as of December 31, 2004 and December 31, 2003 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

Income taxes

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109, under which deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning July 1, 2005. The precise impact of the standard on the future financial results of the Company has not been determined. However, it might have a significant impact on the Company as the pre-existing standard did depending upon the number of shares issued by the Company directly or via stock options granted in future periods in exchange for consulting fees or services incurred by the Company.

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


NOTE 3 - NOTES PAYABLE (RESTATED)

At December 31, 2004 and 2003 notes payable, none of which require periodic regular payments of either principal or interest, are broken down as follows:


                                                                              2004        2003
                                                                           (As restated, Note 11)
--------------------------------------------------------------------------------------------------

Unsecured non-interest bearing notes payable due on demand by Company to Bashiruddin Usama, a former Company Chief Executive Officer and
  President and still significant Company shareholder as a result of a management change subsequent to December 31, 2004 (See Notes
  7 and 8)                                                              $      13,817  $   18,251

Unsecured non-interest bearing notes payable due on demand by Company to Charles W. Harper, a former Company Treasurer and Director and still Company shareholder as a result of a management change
  subsequent to December 31, 2004 (See Notes 7 and 8)                          28,762      31,199

Unsecured non-interest bearing notes payable due on demand by Company
  to Fred Harris, a minor Company shareholder (See Note 7)                    106,731       6,055

Unsecured non-interest bearing notes payable due on demand by Company
  to Robert Gilmore, a minor Company shareholder (See Note 7)                   5,421       4,745

Unsecured notes payable due on demand by Company
  to Katherine Betts, a minor Company shareholder, of which
  $20,000 bears interest at 11% per annum. (See Note 7)                        80,000      80,000
--------------------------------------------------------------------------------------------------
                                                                              234,731     140,250
Unsecured 18% interest bearing balloon note payable originally due November 30, 2004 to Bereishis Investment Group, LLC, with interest at a default rate thereafter of 24% per annum. The noteholder is a shareholder in the Company to whom the bridge loan
  receivable of $300,000 described in Note 6 below was made.                  301,000           -

Unsecured non-interest bearing notes payable due on demand by Company
  to Hunter Covington                                                          40,000

Unsecured 8% note payable on demand                                             6,000       6,000

Other unsecured non-interest notes payable on demand                           10,717      10,717
--------------------------------------------------------------------------------------------------
                                                                        $     592,448  $  156,967
==================================================================================================

At December 31, 2004 and 2003, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $36,176 and $22,961, respectively, including amounts accrued for loans from former officers and current shareholders of $1,826 in 2004 and $5,926 in 2003. Accrued interest payable at December 31, 2004 and 2003 includes several years of interest from years prior to December 31, 2003.


NOTE 4 - INCOME TAXES (RESTATED)

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                         2004         2003
                                                    (As restated, Note 11)
------------------------------------------------------------------------------
Net operating loss to be carried forward         $  4,210,662     $ 3,770,355
Less: valuation allowance                          (4,210,662)     (3,770,355)
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

The Company has a net operating loss carryover of $16,842,647 to offset future income tax. The net operating losses expire as follows:

December 31,  2009                                            $1,431,255
              2010                                               947,670
              2011                                             1,269,190
              2017                                               885,291
              2019                                             2,289,386
              2020                                             2,671,128
              2021                                             3,736,141
              2022                                               850,127
              2023                                             1,001,233
              2024                                             1,761,226

The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 5 - OPERATING FACILITIES (RESTATED)

In the first quarter of 2003 the Company moved its corporate office to Ohio.
The Company was not charged rent for use of the facilities. In March 2005, the Company moved its corporate office to Florida. The Company has a month-to-month lease on its current office space at a cost of approximately $600 per month.


NOTE 6 - RECEIVABLES (RESTATED)

Bridge Loan Receivable

In November 2004, the Company advanced $300,000 to World Wide Financial Services, Inc. ("WWFS") as a bridge loan to purchase its technology assets. The loan bears interest of 8% per annum and is due on demand. The Company received the cash for this investment from Bereishis Investment Group, LLP, a shareholder in WWFS. Subsequent to the December 31, 2004, the Company determined it is unable to close on the technology asset purchase and that WWFS has refused to repay the bridge loan and has claimed the proceeds thereof as liquidated damages. The Company is investigating its options concerning the transaction, including possibly seeking to invalidate the promissory note payable by it discussed in Note 3. The Company has engaged legal counsel who is currently in the process of reviewing and evaluating documents and correspondence in order to advise the Company of its options. It is unclear what financial impact, if any, the resolution of this matter will have on the Company.

Subscription Receivable

In August 2004, the Company entered into a financing agreement with Carol Pop, an individual investor, that had already been amended to extend the closing to May 1, 2005. Under the terms of the agreement, the Company issued 22,222,000 restricted common shares for $350,000, of which the Company received $20,000 against the subscription prior to December 31, 2004. Accordingly, at December 31, 2004, the remainder balance of the subscription receivable is $330,000 and has been offset against shareholders' deficit see Note 7). Based upon the fact that the $330,000 has not been received by the Company to date, legal counsel for the Company has indicated his understanding that the Company now intends to unwind the transaction and it is in the process of reviewing and evaluating documents and correspondence and its options in this matter. It is unclear what financial impact, if any, the resolution of this matter will have on the Company.


NOTE 7 - EQUITY TRANSACTIONS

In November of 2002, by unanimous approval, the Board of Directors approved an agreement to issue 1,697 shares of convertible preferred stock to various officers of the Company in exchange for their agreement to forgive an aggregate past due liability of $1,694,272 owed to the officers by the Company. The Company issued to the officers 1,697 shares of convertible preferred stock, at a stated value of $1,000 per share. These officers then resigned from the Company. The shares of preferred stock are immediately convertible, at the officers' sole election, at the rate of $.38 per share, and may convert into an aggregate of 4,465,789 shares of common stock.

The holders of the convertible preferred stock may vote their shares on an "as converted" basis. To date the former officers have not formally elected to convert the shares to common stock.

In June of 2003, the Company issued 500 shares of convertible preferred shares of stock valued at $1,000 per share to an officer for the repayment of a $50,000 note to said officer. These preferred shares are convertible into shares of common stock at the rate of $.152 per share. To date, the former officer has not formally elected to convert the shares to common stock.

In October of 2003, the Company issued 70 shares of preferred stock for $70,000. These preferred shares are convertible into shares of common stock at the rate of $.152 per share. To date, the holders have not formally elected to convert the shares to common stock.

In November of 2003, the Company issued 2,506,000 shares of common stock in exchange for consulting fees and services incurred by the Company. The shares were valued at $.445 per share based on the trading price of the stock on the date of their issuance, and resulted in a charge of $1,115,170 to operating expenses. It included 750,000 free tradable common shares to Dr. Bashiruddin Usama, the then Chief Executive Officer and President of the Company, valued at $333,750 for consulting fees and services incurred by the Company to this significant shareholder of the Company.

It also included the issuance of 750,000 free tradable common shares to Dr. Charles Harper, the then Treasurer and Director of the Company, for consulting fees and services incurred by the Company valued at $333,750 based on the trading price of the shares on the date issued of $.445 per share. In December 2003, the Company issued 500,000 shares to Payment Solutions, Inc., a significant shareholder, for consulting fees and services incurred by the Company valued at $222,500 based on the trading price of the shares on the date of issuance of $.445 per share.

In January 2004, the Company issued 75,000 shares to Berithorn Holdings for consulting fees and services incurred by the Company. The Company recorded a charge of $41,250 based on the trading price of the stock on the date of issuance of $.55.

In March of 2004, the Company sold 294,118 shares of common stock at $.17 per share for cash consideration of $50,000 received from WFFS, an entity who received a bridge loan from the Company (See Note 6). As of December 31, 2004, the shares were not issued to this investor.

In June 2004, the Board of Directors approved the issuance of 2,720,000 common shares and a 850,000 common shares stock option, valued in the aggregate at $392,700, for financial statement purposes. The option exercise price is $.0001 and has a five-year life and vested immediately. These shares and options were issued to former officers/directors and current shareholders and consultants for consulting fees and services incurred by the Company. The shares and options were valued at $.11 per share based on the trading price of the stock on the date of the stock issuance or option grant. Of the 2,720,000 shares approved, 850,000 were issued to Dr. Harper, a member of the board at that time, and 850,000 to Payment Solutions, Inc., a significant shareholder of the Company. The 850,000 common shares option was issued to Dr B. Usama, the Chairman of the Company at that time.

In June 2004, the Company sold 156,250 of common shares for $12,500 to an accredited investor who is a paid consultant to the Company. The shares were valued at $.11 per share based on the trading price of the stock on the date of issuance. As of December 31, 2004, the shares have not been issued to the investor.

As further discussed in Note 6, the Company entered into a financing agreement with Carol Popp for the purpose of acquiring commercial real estate located in Cleveland, Ohio. In October 2004, the Company issued 22,222,000 shares subject to Rule 144 to the new investor as he delivered a quitclaim deed for a building with an equity well in excess of $350,000. If the Company is unable to secure the financing for the building, or the investor is unable to provide the cash by May 2005, then the 22,222,000 shares are to be rescinded.

In October 2004, the Company issued 1,000,000 shares subject to rule 144 for an option the Company obtained to purchase 125 residential condominium units located in Warrensville, Ohio. The shares were valued at $.03 per share based on the trading price of the stock on the date of issuance and resulted in a charge of $30,000 included within consulting fees and services incurred by the Company. As of December 31, 2004, the condominium unit purchase option has expired.

In December 2004, the Company issued 2,000,000 free tradable common shares to Marcus Dukes for consulting fees and services incurred by the Company. The Company recorded an expense of $220,000 related to this issuance to this minor shareholder of the Company, based on the trading price of the Company's stock on the date of issuance of $.11 per share.

In December 2004, the Company issued 1,000,000 free tradable common shares to Teresa Hodges for consulting fees and services incurred by the Company. The Company recorded an expense of $110,000 related to this issuance to this minor shareholder based on the trading price of the Company's stock on the date of issuance of $.11 per share.

In December 2004, the Company issued 3,000,000 free tradable common shares to Vincent Kenyon for consulting fees and services incurred by the Company to this significant share holder in the Company. The Company recorded an expense of $330,000 related to this issuance based on the trading price of the Company's stock on the date of issuance of $.11 per share.

In December 2004, the Company issued an additional 1,250,000 free tradable common shares to Payment Solutions Group, Inc. for consulting fees and services incurred by the Company to this significant shareholder of the Company. The Company recorded an expense of $137,500 related to this issuance based on the trading price of the Company's stock on the date of issuance of $.11 per share.

In December 2004, the Company issued 2,000,000 common shares in settlement of a liability to Joe Risk, a minor shareholder, totaling $57,250 for shares valued at $20,000 based upon the trading price of the stock on the date of issuance of $.01 per share. This settlement resulted in a gain of $37,250 in 2004 on the write-off of this liability now no longer due and payable.

In December 2004, the Company issued 1,000,000 free tradable common shares to Jack Wolf for consulting fees and services incurred by the Company. The Company recorded an expense of $110,000 related to this issuance based on the trading price of the Company's stock on the date of issuance of $.11 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

In addition to consulting fees and services incurred through issuances of common stock described in Note 7 above, the Company also incurred other consulting fees and services to Payment Solutions Group, Inc. paid or payable in cash of $249,350 and $56,100 during the years ended December 31, 2004 and 2003, respectively. Accordingly, consulting fees and services incurred by the Company to Payments Solutions Group, Inc., including share issuances paid or payable in cash aggregated $480,350 and $278,600 during the year ended December 31, 2004 and 2003, respectively. In addition, at December 31, 2004 and 2003, the Company has an accrued liability of $125,000 and $0 respectively for such consulting fees and services incurred to Payment Solutions Group, Inc.

During the year ended December 31, 2004, the Company incurred $31,500 of consulting fees and services to Dr. Bashirudden Usama, the then Chief Executive Officer and President of the Company, which is included in accrued liabilities at that date. Accordingly, consulting fees and services incurred by the Company to Dr. Bashirudden Usama, including options granted and paid or payable in cash aggregated $125,000 and $333,750 during the years ended December 31, 2004 and 2003, respectively.

NOTE 9 - STOCK OPTIONS

The Company granted an option to purchase 850,000 common shares in June 2004 with an exercise price of $.001 to Dr. Bashirudden Usama. The option has a five year life and vested immediately. The fair value for option was estimated on the date of grant using the share price on the date of the grant (See Note 7).

The board of directors adopted a stock option plan effective October 18, 2004. This Plan shall expire on October 17, 2014. The Company has reserved 65,000,000 shares of common stock under this plan to be issued to employees, directors and consultants. As of December 31, 2004, the Company has issued 850,000 shares under this plan, consisting of an 850,000 option that replaced the option issued to Dr. Bahirudden Usama in June of 2004.

NOTE 10 - SUBSEQUENT EVENTS

Kamal Abdallah was appointed by the Company as Chief Executive Officer, President and Chairman of its Board of Directors for a term of five (5) years, expiring March 11, 2010, with first year annual compensation of Three Hundred Thousand Dollars and issuance of Five Hundred Thousand free-trading shares each quarter and an additional two million shares each year. The agreement also entitles him to certain fringe benefits, such as vacation and health insurance, and guarantees payment of his compensation in the event of termination. The Board has also authorized a further issuance of 2,000,000 shares per annum for every one million dollars in Company net income as well as a bonus of no less than ten thousand dollars per quarter.

Curtis L. Pree was elected as a new Director (on March 9, 2005) and also serves as the Company's Chief Operations Officer and Secretary. Mr. Pree's Agreement, dated March 9, 2005 is a one (1) year Agreement with the Company and provides for an annual salary of seventy-five thousand dollars as well as issuance to him of five million restrictive shares and a further five hundred thousand free-trading shares.

On March 10, 2005, the Company entered into an agreement with Ten and Ten Marketing Entertainment Company ("Ten and Ten") to form a strategic alliance to develop real estate solutions. In consideration of this transaction, the Company issued 40,000,000 shares of common stock to Ten and Ten. The agreement also requires the Company to set aside an additional 20,000,000 Rule 144 restricted common shares for sub-consultants, certain of which are identified in the agreements text. It also gives Ten and Ten an option to purchase $2,000,000 of the Company's common stock through June 30, 2006 at a 50% discount from the 30 day trading of its shares. Finally, the Company agreed to have Curtis L. Pree, a Vice President of Ten and Ten, on its Board.

Coincident to the March 10, 2005 agreement in the preceding paragraph, the Board of Directors of the Company authorized entry into new or amended consulting or employment agreements in which the Company could issue restricted and free trading common shares aggregating 322,933,333. The 40,000,000, 144 restricted shares of Ten and Ten are covered by this authorization, as are the 153,333,333 shares related to Kamal Abdallah described in the next paragraph. The Company has already executed agreements for 37,950,000 shares besides the 193,333,333 total ascribed to Kamal Abdullah and Ten and Ten. Shares issued pursuant to consulting agreements are likely to result in measured compensation to the Company in the period subsequent to December 31, 2004.

On March 17, 2005, the Company issued 153,333,333 shares of its common stock subjected to rule 144 to Kamal Abdallah, in exchange for $100,000 of cash and real estate having an appraised valuation of $4,000,000 and approximate annual rent income of $260,000. During April 2005, the Company began receiving rent income from some of these properties.

As a result of the above subsequent events activities, the Company became committed in early March 2005 for the next five years and in the aggregate under agreements with certain officers, key employees and consultants for compensation of the following amounts, including guaranteed bonuses:

Years ending December 31,
-------------------------
        2005                           $  345,800
        2006                              352,500
        2007                              340,000
        2008                              340,000
        2009                               56,700
                                       ----------
                                       $1,775,000
                                       ----------

NOTE 11 - RESTATEMENT OF PRIOR AND CURRENT YEAR'S FINANCIAL STATEMENTS

As a result of difficulties encountered in the independent audit of the financial statements of the Company for the year ended December 31, 2004, the independent auditors, Kahn Boyd Levychin, disclaimed an opinion in their earlier report dated March 26, 2005, due to limitations on the scope of their work. Management re-engaged the CPA firm for the purpose of re-auditing the Company's financial statements as restated for the year ended December 31, 2004, reflecting the results of management's obtaining and reviewing information that was not available when the original financial statements for the current years were issued.

The errors included, among other matters, liabilities reflected as outstanding at both December 31, 2004 and 2003 for accounts payable and accrued expenses and notes payable that upon further review by the Company's Board of Directors and legal counsel were determined to be no longer due and payable. The write-off of these liabilities resulted in the reflection of a gain of $261,656 reflected in operations for the year ended December 31, 2003, and reduction in Company liabilities and a reduction in its shareholders' deficit at December 31, 2004 and 2003.

In addition, the errors included classifying the subscription receivable of $330,000 described in Note 6 as a current asset at December 31, 2004 rather than as it should be, that is, as an offset against shareholders' deficit. Accordingly, at December 31, 2004, the correction of this error has resulted in an increase in shareholders' deficit of $330,000 and a reduction of current assets and total assets of $330,000.

The financial statements and related footnotes for both the years ended December 31, 2004 and 2003 have also been corrected to reflect a more transparent depiction of consulting fees and services incurred by the Company through the issuance of Company stock, options thereon, as well as amounts paid or payable in cash to individuals and entities with a unique relationship to the Company, such as its current and former officers and directors, key employees, significant consultants and major or other shareholders. The principal effect was to increase separately stated amounts for consulting fees and services within operating expenses and decrease the portion identified as "unspecified" general and administrative expenses. The statements of cash flows were also corrected concerning these errors and other smaller related misclassifications, as were the statements of shareholders' deficit for the years ended December 31, 2004 and 2003. In addition, certain details concerning notes payable described in Note 3 and equity transactions in Notes 6 and 7 have been enhanced to provide a transparent display of similar unique relationships of individuals and entities holding Company debt or receiving its shares or options to acquire its shares, as well as those described under subsequent events Note 10.

The Company's net loss for the year ended December 31, 2004 as restated increased by $36,171, while its net loss for year ended December 31, 2003 as restated decreased by $234,406. Below is a summary of corrections that are reflected in these restatements:


                                                                  Decrease (increase) in net
                                                                  loss as a result of restatement
                                                                  -------------------------------

                                                                        2004               2003
                                                                  -----------------  ----------------
                                                                  -----------------  ----------------
Correction to reflect gain on write-off of liabilities no longer
  due and payable                                                         ($52,886)  $       261,656

Correction to reflect loss on impairment of investment
  acquisition costs                                                         27,250           (27,250)

Correction to accrue interest expense payable on $301,000 note
    payable to Bereishis Investment Group, LLC in Note 3                   (10,535)
                                                                  -----------------  ----------------

                                                                          ($36,171)          $234,406
                                                                  -----------------  ----------------

The financial statements for the years ended December 31, 2004 and 2003 have been revised to correct for these errors.