Form 10QSB
period 2005-03-31
PROCOREGROUP INC
filed 2005-05-23
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 -QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended March 31, 2005
                        Commission File Number 0 - 25416

                               PROCOREGROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                         33-0563989
           ------------------------           ------------------------
           (State of Incorporation)           (I.R.S. Employer ID No.)

     14255 US Highway #1 Suite 2180, Juno Beach, FL              33408
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (561) 860-8511
                  ---------------------------------------------
                  (Registrant's telephone, including area code)

                              PROCORE GROUP, INC.
                                  FORM 10 QSB
                        THREE MONTHS ENDED MARCH 31, 2005
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION
         ---------------------

Item 1         Financial Statements (Unaudited):

               Balance Sheets.......................................1 2

               Statements of Operations...............................3

               Statements of Cash Flows...............................4

               Summary of Significant Accounting Policies

               Notes to Financial Statements.......................6-12

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations................13-15

Item 3.        Controls and Procedures...............................15


PART II  OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings...........................................16

Item 2.  Change in Securities........................................16

Signatures...........................................................17

Certification........................................................18

Exhibit 99.1.........................................................19

                                    PROCORE GROUP, INC.
                                      BALANCE SHEETS
                             MARCH 31, 2005 and DECEMBER 31, 2004

                                                                             2005            2004
                                                                          (Unaudited)      (Audited)
-------------------------------------------------------------------------------------------------------
                                          ASSETS

CURRENT ASSETS
   Cash                                                                  $       21,022   $      3,651
-------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                       21,022          3,651
-------------------------------------------------------------------------------------------------------
LONG-TERM RECEIVABLES
Unsecured bridge loan receivable, including accrued
    interest receivable of $10,734 and $4,735 in 2004                           310,735        304,735
Costs associated with acquisition real estate paid on
    behalf of Carol Popp and now returnable to Company by him                    21,354
-------------------------------------------------------------------------------------------------------
                                                                                332,099        304,735
-------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                        $     353,181   $    308,386
=======================================================================================================
                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts and accrued expenses payable                                  $     430,259   $    375,612
   Income taxes payable                                                           1,619          6,763
   Notes payable                                                                606,630        592,448
-------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                               1,038,508        974,823
------------------------------------------------------------------------------ ------------------------
      TOTAL LIABILITIES                                                       1,038,508        974,823
-------------------------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
   Common stock (750,000,000 shares $.001 par value
      authorized,266,598,000 and 39,845,315 issued and
      outstanding respectively)                                                 268,598         39,845
   Preferred stock (10,000,000 shares $.001 par value
      authorized, 237,197 and 237,197 shares issued and
        outstanding)                                                                237            237
   Additional paid-in capital                                                25,547,723     16,466,128
   Accumulated deficit                                                      (22,171,885)   (16,842,647)
-------------------------------------------------------------------------------------------------------
                                                                              3,644,673       (336,437)
   Less, stock subscription receivable                                       (4,330,000)      (330,000)
-------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' DEFICIT                                              (685,327)      (666,437)
-------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $   353,181   $    308,386
=======================================================================================================


See accompanying notes to financial statements.                                2

                               PROCORE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004
================================================================================

                                                           2005          2004
--------------------------------------------------------------------------------
Revenue                                               $            $
--------------------------------------------------------------------------------
OPERATING EXPENSES
  Consulting fees and services, including
  $5,110,349 in 2004 incurred through issuance
  of common shares or options to acquire such shares   5,262,417
  General and administrative expenses                     53,889         29,133
--------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                               5,316,306         29,133
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                  (5,316,306)       (29,133)
--------------------------------------------------------------------------------
OTHER EXPENSE
  Interest expense                                       (18,730)        (1,608)
  Interest Income - unsecured bridge loan                  6,000
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                             (12,730)        (1,608)
--------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                (5,329,036)       (30,741)
Provision for income taxes (current)                         200
--------------------------------------------------------------------------------
NET LOSS                                           $  (5,329,236)  $    (30,741)
================================================================================

Loss per weighted average shares of common stock
  outstanding                                         $     (.31)  $       (.01)

Weighted average number of shares of common stock
  outstanding                                         17,134,474      3,591,173

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

                               PROCORE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004
======================================================================================
                                                                   2005        2004
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(5,329,236)  $(30,741)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Consulting fees and services incurred through
       Issuance Company equity shares or options to
       Acquire such shares                                       5,110,348
  Accrued interest on unsecured bridge loan receivable              (6,000)
  Changes in operating assets and liabilities
    Increase in accounts and
      accrued expenses payable                                      54,545      1,607
    Decrease in income taxes payable                                (5,144)
--------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             (175,487)   (29,134)
--------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITES
--------------------------------------------------------------------------------------
  Costs associated with acquisition real estate paid on
    behalf of Carol Popp and now returnable to Company by him      (21,354)
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in notes payable                          14,182     (6,243)
  Proceeds from sale of common stock                               200,000     50,000
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          214,182     43,757
--------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                17,371     14,623
Cash, beginning of period                                            3,651      4,439
--------------------------------------------------------------------------------------
CASH, END OF PERIOD                                            $    21,022   $ 19,062
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

Summary of Significant Accounting Policies and Practices

The consolidated financial statements of Procore Group, Inc. and included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

During the first quarter of 2005 the Company moved its head office from Ohio to Florida.

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

                              PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

At March 31, 2005 and December 31, 2004 notes payable, none of which require periodic regular payments of either principal or interest, are broken down as follows:


                                                                         2005           2004
-----------------------------------------------------------------------------------------------
Unsecured non-interest bearing notes payable due on demand by Company to Bashiruddin Usama, a former Company Chief Executive Officer and
  President and still significant Company shareholder                  $ 11,468      $  13,817

Unsecured non-interest bearing notes payable due on demand by Company to Kamal Abdallah, a former Company Chief Executive Officer and
  President and still significant Company shareholder                    16,531

Unsecured non-interest bearing notes payable due on demand by Company to Charles W. Harper, a former Company Treasurer and Director
  and still Company shareholder                                          28,762         28,762

Unsecured non-interest bearing notes payable due on demand by Company
  to Fred Harris, a minor Company shareholder                           106,731        106,731

Unsecured non-interest bearing notes payable due on demand by Company
  to Robert Gilmore, a minor Company shareholder                          5,421          5,421

Unsecured notes payable due on demand by Company
  to Katherine Betts, a minor Company shareholder, of which
  $20,000 bears interest at 11% per annum.                               80,000         80,000
-----------------------------------------------------------------------------------------------
                                                                        248,913        234,731
Unsecured 18% interest bearing balloon note payable originally due November 30, 2004 to Bereishis Investment Group, LLC, with interest at a default rate thereafter of 24% per annum. The noteholder is a shareholder in the Company to whom the bridge loan
 receivable of $300,000 described in Note 6 below was made.             301,000        301,000

Unsecured non-interest bearing notes payable due on demand by Company
  to Hunter Covington                                                    40,000         40,000

Unsecured 8% note payable on demand                                       6,000          6,000

Other unsecured non-interest notes payable on demand                     10,717         10,717
-----------------------------------------------------------------------------------------------
                                                                       $606,630      $ 592,448
===============================================================================================

At December 31, 2004 and 2003, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $36,176 and $36,176, respectively.

                              PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 2 - INCOME TAXES

The Company incurred no federal income tax expense for the periods ended
March 31. 2005 and 2004, and utilized no tax carryforward losses. The
Company has a net operating loss carryover of approximately $ 22,111,000 to off set future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset Is realizable, the valuation allowance will be reduced. Furthermore, the netoperating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 4 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.

As shown in the accompanying financial statements, the Company incurred net loss of approximately $5,329,000 for the three months ended March 31, 2005 and as of that date had incurred cumulative losses since inception of approximately $22,172,000. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      PROCORE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 5 - EQUITY TRANSACTIONS


On March 10, 2005 the Company entered into an agreement with Ten and Ten Marketing Entertainment Company ("Ten and Ten")to form a strategic alliance to develop real estate solutions. In consideration of this transaction the Company issued 40,000,000 shares of common stock to Ten and Ten. The Company recorded a non-cash charge of $3,600,000 for this issuance. The agreement also requires the Company to set aside an additional 20,000,000 of restricted common shares for sub-consultants, certain of which are identified in the agreements text. As of March 31, 2005 Procore issued 11,750,000 of these shares for services rendered. The Company recorded a non-cash charge of $587,500 related to these issuances. It also gives Ten and Ten an option to purchase $2,000,000 of the Company's common stock through June 30, 2006 at a 50% discount from the 30 day trading of its shares. Finally, the Company agreed to have Curtis L. Pree, a Vice President of Ten and Ten on its Board.

On March 24,2005 the Company issued to Curtis L. Pree 2,500,000 shares of stock subjected to rule 144 restrictions as part of his employment agreement. The Company recorded a non cash charge of $125,000 related to this stock issuance.

On March 17, 2005, the Company issued 153,333,333 shares of its common stock subjected to rule 144 to Kamal Abdallah, in exchange for $100,000 of cash and real estate having an appraised valuation of $4,000,000 to be transferred to Procore by June 2005. During April 2005 the Company began receiving rent income from some of these properties.

In March 2005 the Company issued to four consultants 2,500,000 shares for professional services. The Company recorded a non-cash expense of $150,000 based on the fair market price of the Company's stock.

In March,2005 the Company issued to Payment Solutions, Inc 7,000,000 shares of stock for consulting services. The Company recorded a non cash charge of $350,000 related to this stock issuance.

In March,2005 the Company issued to George Csatary 3,000,000 shares of stock for consulting services. The Company recorded a non cash charge of $150,000 related to this stock issuance.

In March,2005 the Company issued to LL Capital, Inc. 1,000,000 shares of stock for consulting services. The Company recorded a non cash charge of $50,000 related to this stock issuance.

                      PROCORE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

Note 6. INVESTMENT

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

Subscription Receivable

In August 2004 the Company entered into a financing agreement with Carol Pop, an individual investor, that had already been amended to extend the closing to May 1, 2005. Under the terms of the agreement the Company issued 22,222,000 restricted common shares for $350,000, of which the Company received $20,000 against the subscription prior to December 31, 2004. Accordingly, at December 31, 2004, the remainder balance of the

                      PROCORE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

subscription receivable is $330,000 and has been offset against shareholders' deficit see Note 7). Based upon the fact that the $330,000 has not been received by the Company to date, legal counsel for the Company has indicated his understanding that the Company now intends to unwind the transaction and it is in the process of reviewing and evaluating documents and correspondence and its options in this matter. It is unclear what financial impact, if any, the resolution of this matter will have on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Results of Operations


Three months ended December 31, 2005 vs. 2004
----------------------------------------------

Consulting fees for 2005 were $5,262,417 as compared to $ 0 in 2004. The increase of $5,262,417 was due primarily to increase spending by the Company to develop its business model.

General and administrative expenses were $53,889 in 2005 as compared to $29,133 in 2004. The increase of $37,014 was due primarily to increased spending by the Company to develop its business model.


Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of March 31, 2005, the Company had approximately $21,000 in cash and marketable securities. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their annual audited report dated May 13, 2005 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historically rely upon financing from the sale of equity securities and debt to sustain operations.

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

PART II OTHER INFORMATIOJN
ITEM 1 LEGAL PROCEEDINGS.

The Company has no legal proceedings in this quarter.

ITEM 2. CHANGES IN SECURITIES.

The Company had no changes in securities and none are pending.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company had no defaults upon  senior securities and none are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company had no matters which were submitted to a vote of its security holders.

ITEM 5. OTHER INFORMATION.

In March 2005 the Company elected Kamal Abdallah as its Chairman and CEO. In addition, Curtis Pree has been appointed as the Company's COO and is also a director as of March 2005.

ITEM 6. EXHIBITS.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                   ProCoreGroup, Inc.

Date:  May 2005               /s/  Kamal Abdallah
                                   ------------------------------
                                   Kamal abdallah
                                   Chairman and CEO