Form 10QSB
period 2005-06-30
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2005-08-22
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 Q-SB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 2005
                        Commission File Number 0 - 25416

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP,INC.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                             20-3014499
           ------------------------           ------------------------
           (State of Incorporation)           (I.R.S. Employer ID No.)

              14255 US Highway #1 Suite 2180, Juno Beach, FL 33408
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 868-2071
                  ---------------------------------------------
                  (Registrant's telephone, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X| No |_|

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of August 19, 2005 was 6,186,171.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP,INC.)
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2005



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited):

            Balance Sheets...................................................1

            Statements of Operations.........................................2

            Statement of Cash Flows..........................................3

            Statement of Changes in Shareholders' Deficit..................4-5

            Summary of Significant Accounting Policies.....................6-7

            Notes to Financial Statements.................................8-15

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................16-17

Item 3.     Controls and Procedures.........................................18


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings...............................................18

Item 2.     Change in Securities............................................18

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.     OTHER INFORMATION.


Signatures..................................................................19

Certification...............................................................20

Exhibit 99.1................................................................21

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                                 BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                                                                        2004
                                                                                      (Audited)
                                                                                   (adjusted for
                                                                       2005        100:1 reverse
                                                                   (Unaudited)          split)
                                                                 --------------    --------------
                                          ASSETS

CURRENT ASSETS
  Cash                                                           $       12,547    $        3,651
  Unsecured bridge loan receivable, including accrued
    interest receivable of $16,734 and $4,735 in 2004                   316,735           304,735
  Security deposits                                                         672                --
                                                                 --------------    --------------
    TOTAL CURRENT ASSETS                                                329,954           308,386
                                                                 --------------    --------------
    TOTAL ASSETS                                                 $      329,954    $      308,386
                                                                 ==============    ==============
                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts and accrued expenses payable                         $      394,775    $      375,612
  Income taxes payable                                                    1,819             6,763
  Notes payable                                                         634,795           592,448
  Deferred revenue                                                       80,000                --
                                                                 --------------    --------------
    TOTAL CURRENT LIABILITIES                                         1,111,389           974,823
                                                                 --------------    --------------
    TOTAL LIABILITIES                                                 1,111,389           974,823
                                                                 --------------    --------------

SHAREHOLDERS' DEFICIT
  Common stock (2,000,000,000 shares $.001 par value
    authorized, 2,868,005 and 398,454 issued
    and outstanding respectively)                                         2,868               398
  Preferred stock (500,000,000 shares $.001 par value
    authorized, 237,197 and 237,197 shares issued
    and outstanding)                                                        237               237
  Additional paid-in capital                                         26,731,500        16,505,575
  Accumulated deficit                                               (23,186,040)      (16,842,647)
                                                                 --------------    --------------
                                                                      3,548,565          (336,437)
  Less, stock subscription receivable                                (4,330,000)         (330,000)
                                                                 --------------    --------------
    TOTAL SHAREHOLDERS' DEFICIT                                        (781,435)         (666,437)
                                                                 --------------    --------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $      329,954    $      308,386
                                                                 ==============    ==============

See accompanying notes to financial statements.

                 UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION
                                   CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                       Statement of Operations (Unaudited)


                                                                   Three months ended                  Six months ended
                                                              June 30, 2005   June 30, 2004    June 30,2005     June 30,2004
                                                              -------------   -------------    -------------    -------------
                                                                                   (As                               (As
                                                                               Reclassified                     Reclassified
                                                                                 - Note 8)                        - Note 8)
Revenue                                                       $          --   $          --    $          --    $          --
OPERATING EXPENSES:

Consulting fees and services, including
  $5,740,349 in 2005 and $500,923 in 2004
  incurred through issuance of common shares
  or options to acquire shares                                      179,159         480,923        6,071,579          500,923

General and Administrative expenses                                  21,288          16,220           75,177           25,353
                                                              -------------   -------------    -------------    -------------

TOTAL OPERATING EXPENSES                                            200,447         497,143        6,146,756          526,276
                                                              -------------   -------------    -------------    -------------

LOSS FROM OPERATIONS
                                                                   (200,447)       (497,143)      (6,146,756)        (526,276)
                                                              -------------   -------------    -------------    -------------
OTHER EXPENSE

Interest expense                                                    (18,957)         (1,608)         (37,687)          (3,216)

Interest income - unsecured bridge loan                               6,000                           12,000
Loss on impairment of
  investment acquisition costs                                      (21,355)                        (21,355)
Loan conversion costs                                              (149,195)                       (149,195)
                                                              -------------   -------------    -------------    -------------
TOTAL OTHER EXPENSE
                                                                   (183,507)         (1,608)        (196,237)          (3,216)
                                                              -------------   -------------    -------------    -------------
LOSS BEFORE PROVISION FORM INCOME TAXES
                                                                   (383,954)       (498,751)      (6,342,993)        (529,492)
                                                              =============   =============    =============    =============

Provision for Income taxes                                              200                             400
                                                              -------------   -------------    -------------    -------------
NET LOSS                                                      $    (384,154)  $    (498,751)   $  (6,343,393)   $    (529,492)
                                                              =============   =============    =============    =============
Loss per weighted average shares
  of common stock outstanding
  (adjusted for 100:1 reverse split)                          $        (.14)  $      (13.89)   $       (3.52)   $      (11.51)
                                                              =============   =============    =============    =============
Weighted average number of shares
  of common stock outstanding
  (adjusted for 100:1 reverse split)                              2,844,793          35,911        1,801,375           45,983
                                                              =============   =============    =============    =============

See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                               2004
                                                                             (Audited)
                                                             2005        (As Reclassified
                                                          (Unaudited)       - Note 8)
                                                          -----------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(6,343,393)   $       (529,492)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Consulting fees and services incurred through
       issuance of Company equity shares or options to
       acquire shares                                       5,740,349             392,700
  Loan conversion costs                                       149,195                   ~

  Changes in operating assets and liabilities
    Increase in accrued interest on unsecured bridge
      loan receivable                                         (12,000)                  ~
    Increase in security deposits                                (672)                  ~
    Increase in accounts and
      accrued expenses payable                                158,015             (10,458)
    Decrease in income taxes payable                           (4,944)                  ~
    Increase in deferred revenue                               80,000                   ~
                                                          -----------    ----------------
NET CASH USED IN OPERATING ACTIVITIES                        (233,450)           (147,250)
                                                          -----------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment of investment acquisition costs                          --             (15,000)
                                                          -----------    ----------------
NET CASH USED IN INVESTING ACTIVITES                                ~             (15,000)
                                                          -----------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                42,347             168,981
  Proceeds from sale of common stock                          200,000              62,500
                                                          -----------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     242,347             231,481
                                                          -----------    ----------------
NET INCREASE IN CASH                                            8,897              69,231
Cash, beginning of period                                       3,650               4,439
                                                          -----------    ----------------
CASH, END OF PERIOD                                       $    12,547    $         73,670
                                                          ===========    ================
Supplementary disclosures of cash flow information
  Cash paid during the year for:
      Income taxes                                        $     5,344    $             --

      Interest expense                                             --                  --

See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                       AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004


                                              (SHARES)     (SHARES)
                                               COMMON     PREFERRED      COMMON     PREFERRED
                                               STOCK        STOCK        STOCK        STOCK         APIC
                                            -----------   ---------   -----------   ---------   -----------

Balance at December 31, 2004 (Audited)
 (adjusted for 100:1 reverse split)             398,454     237,197   $       398   $     237   $16,505,575
                                            -----------   ---------   -----------   ---------   -----------


For the Six months ended
June 30, 2005 (Unaudited):
  Company common shares issued for
    consulting fees and services
    incurred by Company                         786,869                      787                5,739,562
  Common shares issued for cash                  33,333                       33                   99,967
  Shares issued in settlement of
    liabilities                                  96,016                       97                  287,949
  Restricted shares issued to subscribing
    investor in transaction involving
    pending real estate acquisition
    by Company                                1,553,333                    1,553                4,098,447
  Net loss
                                            -----------   ---------   -----------   ---------   -----------

Balance at June 30, 2005 (Unaudited)
(adjusted for 100:1 reverse split)            2,868,005     237,197   $     2,868   $     237   $26,731,500
                                            ===========   =========   ===========   =========   ===========

See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                       AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                 STOCK
                                             ACCUMULATED     SUBSCRIPTION
                                               DEFICIT        RECEIVABLE         TOTAL
                                            -------------    -------------   -------------
Balance at December 31, 2004 (Audited)
(adjusted for 100:1 reverse split)          $ (16,842,647)   $    (330,000)  $    (666,437)
                                            -------------    -------------   -------------

For the Six months ended
June 30, 2005 (Unaudited):
  Company common shares issued for
    consulting fees and services
    incurred by Company                                                        5,740,349
  Common shares issued for cash                                                  100,000
  Shares issued in settlement of
    liabilities                                                                  288,046
  Restricted shares issued to subscribing
    investor in transaction involving
    pending real estate acquisition
    by Company                                                 (4,000,000)        100,000
  Net loss                                     (6,343,393)              --      (6,343,393)
                                            -------------    -------------   -------------
Balance at June 30, 2005 (Unaudited)
(adjusted for 100:1 reverse split)          $ (23,186,040)   $  (4,330,000)  $    (781,435)
                                            =============    =============   =============

See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization

Universal Property Development and Acquisition Corporation ("the Company") intends to operate as a real estate holding Company focusing on the acquisition of low to non-performing assets, transforming them into positive cash flow properties. In June 2005, the Company changed its name from Procore Group, Inc to Universal Property Development and Acquisition Corporation. Prior to November 2003, the Company was known as Call Solutions, Inc. and was inactive.

In November of 2003, the Company increased the number of its authorized shares of common stock from 90,000,000 to 750,000,000. In addition, the Company effectuated a 76:1 reverse split of the Company's common stock. In June 2005, the Company increased the number of its authorized shares of common stock from 50,000,000 to 2,000,000,000 and effectuated a 100:1 reverse split of the Company's common stock. The company is authorized to issue an aggregate of 2,500,000,000 shares, of which 2,000,000,000 are to be common shares.

During the first quarter of 2005, the Company moved its head office from Ohio to Florida.

Summary of Significant Accounting Policies and Practices

The financial statements of the Company included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2004.

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when services are rendered and expenses realized when the obligation is incurred.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

Income taxes

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109, under which deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Note, also, that, with respect to deferred taxes, operating losses may offset future taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - UNSECURED BRIDGE LOAN RECEIVABLE

In November 2004, the Company advanced $300,000 to World Wide Financial Services, Inc. ("WWFS"), as a bridge loan to purchase its technology assets. The loan bears interest of 8% per annum and is due on demand. The Company received the cash for this investment from Bereishis Investment Group, LLP, a shareholder in WWFS. Subsequent to December 31, 2004, the Company determined it was unable to close on the technology asset purchase and that WWFS has refused to repay the bridge loan and has claimed the proceeds thereof as liquidated damages. The Company is investigating its options concerning the transaction, including possibly seeking to invalidate the promissory note payable by it discussed in
Note 2. The Company has engaged legal counsel who is currently in the process of reviewing and evaluating documents and correspondence in order to advise the Company of its options. It is unclear what financial impact, if any, the resolution of this matter will have on the Company.

Accordingly, $316,735 and $304,735 which includes $16,735 and $4,735 of accrued interest, is reflected as an unsecured bridge loan receivable at June 30, 2005 and December 31, 2004, respectively.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 2 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES (AS RESTATED - NOTE 8)

At June 30, 2005 and December 31, 2004 notes payable, none of which require periodic regular payments of either principal or interest, are broken down as follows:

                                                                                     2005       2004
                                                                                   --------   --------

Unsecured non-interest bearing notes payable due on demand by Company to
  Bashiruddin Usama, a former Company Chief Executive Officer and President and
  still significant Company shareholder                                            $ 11,468   $ 13,817

Unsecured non-interest bearing notes payable due on demand by Company to Charles
  W. Harper, a former Company Treasurer and Director and still Company
  shareholder                                                                        28,762     28,762

Unsecured non-interest bearing notes payable due on demand by Company to Fred
  Harris, a minor Company shareholder                                               106,731    106,731

Unsecured non-interest bearing notes payable due on demand by Company to Robert
  Gilmore, a minor Company shareholder                                                5,421      5,421

Unsecured notes payable due on demand by Company to Katherine Betts, a minor
  Company shareholder, of which $20,000 bears interest at 11% per annum              80,000     80,000

Unsecured non-interest bearing advances from Kamal Abdallah,
  Chairman, President and CEO                                                        44,696
                                                                                   --------   --------

                                                                                    277,078    234,731
Unsecured 18% interest bearing balloon note payable originally due November 30,
 2004 to Bereishis Investment Group, LLC, with interest at a default rate thereafter of 24% per annum. The noteholder is a shareholder in the Company to
 whom the bridge loan receivable of $300,000 described in Note 1 above was made     301,000    301,000

Unsecured non-interest bearing notes payable due on demand by Company
  to Hunter Covington                                                                40,000     40,000

Unsecured 8% note payable on demand                                                   6,000      6,000

Other unsecured non-interest notes payable on demand                                 10,717     10,717
                                                                                   --------   --------
                                                                                   $634,795   $592,448
                                                                                   ========   ========

At June 30, 2005 and December 31, 2004, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $72,042 and $36,176, respectively.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES

The Company incurred no federal income tax expense for the periods ended June 30, 2005 and 2004, and utilized no tax carryforward losses. The Company has a net operating loss carryover of approximately $23,186,000 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 4 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $6,343,000 for the six months ended June 30, 2005, and, as of that date, had incurred cumulative losses since inception of approximately $23,186,000. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - DEFERRED REVENUES

In May 2005 the Company entered into a financing and construction arrangement with Tucker-Norcross Adventist Church of Norcross, Georgia, whereby the Company will utilize its network of consultants to perform construction and provide materials for that purpose and the underlying financing in the form of long-term preferred redeemable notes to complete development of certain facilities for an aggregate of up to $2,575,000. Upon execution of this agreement the Company received $80,000 as a prepayment on this contract.

NOTE 6 - EQUITY TRANSACTIONS

On January 19, 2005, prior to Company collection difficulties encountered with the unsecured bridge loan described in Note 1, the Company issued 100,000 shares of it free trading common stock to Bereishis Investment Group, LLC. The Company recorded a non-cash expense of $11,000 for this issuance, based on the trading price of Company shares on the date of issuance.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 6 - EQUITY TRANSACTIONS -- CONTINUED

On March 10, 2005, the Company entered into an agreement with Ten and Ten Marketing Entertainment Company ("Ten and Ten") to form a strategic alliance to develop real estate solutions. In consideration of this transaction, on March 10, 2005, the Company issued 40,000,000 shares of common stock to Ten and Ten. The Company recorded a non-cash expense of $3,600,000 for this issuance, based on the trading price of Company shares on the contract signing date, which is earlier than the date of issuance of the stock to Ten and Ten.

The Ten and Ten agreement also requires the Company to set aside an additional 20,000,000 of restricted common shares for sub-consultants, certain of which are identified in the agreements text. On March 10, 2005, the Company issued 11,750,000 of these shares for services rendered; 6,000,000 shares to NUCNStep and 5,750,000 shares to Digital Freedom. The Company recorded a non-cash charge of $817,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. The Company had already executed agreements for 37,950,000 shares besides the 193,333,333 total ascribed to Kamal Abdallah and Ten and Ten. In June 2005 the Company terminated the Ten and Ten agreement contract.

The Company also issued 6,850,000 free trading shares under the 37,950,000 share allotment between March 17 and March 31, 2005, and recorded a non-cash expense of $362,500, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. 2,000,000 of the free trading shares each were issued to Payment Solutions Group, Inc. and Theresa Hodges, while 500,000 shares each were issued to Profit Planners, Inc., Maurice Carmey and Vincent Kenyon, 350,000 shares were issued to Richard Britt and a further 1,000,000 shares were issued to LL Capital.

On March 24, 2005, Payment Solutions Group, Inc. was issued 10,000,000 shares of stock subject to Rule 144. The Company recorded a non-cash expense of $500,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Ten and Ten agreement gave that entity an option to purchase $2,000,000 of the Company's common stock through June 30, 2006 at a 50% discount from the 30 day trading of its shares. Finally, the Company agreed to have Curtis L. Pree, a Vice President of Ten and Ten, on its Board. 2,000,000 of the shares were restricted and 1,000,000 of the shares were free trading. In June 2005 the Company terminated the Ten and Ten agreement contract.

On March 24, 2005, the Company issued to Curtis L. Pree 2,750,000 shares of stock, subject to Rule 144 restrictions, as part of his employment agreement. The Company recorded a non-cash charge of $87,500 related to this stock issuance, based on the trading price of Company shares on the date of issuance.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 6 - EQUITY TRANSACTIONS -- CONTINUED

Coincident to the March 10, 2005 agreement in the preceding paragraph, the Board of Directors of the Company authorized entry in new or amended consulting or employment agreements in which the Company could issue restricted and free trading common shares aggregating 322,933,333. On March 17, 2005, the Company issued 153,333,333 shares of its common stock (subject to Rule 144) to Kamal Abdallah, in exchange for a)$100,000 of cash and for b)real estate--with an appraised valuation of $4,000,000--which was to be transferred to the Company by June 2005. Accordingly $4,000,000 had been recorded as a subscription receivable and offset against shareholders' deficit.

On August 4, 2005, as further discussed in Note 9 the Company's Board of Directors authorized the cancellation of Kamal Abdallah "Stock subscription receivable" of $4,000,000 in exchange for his return of the 143,333,333 shares for Company cancellation. In addition, Kamal Abdallah was released from assigning title to the real estate with an appraised value of $4,000,000 to the Company. In consideration for the aforementioned rescission transactions, the Company will be required to issue 100,000 Class A convertible preferred shares in the Company and Kamal Abdallah is required to transfer marketable securities having an aggregate fair value of $1,000,000 to the Company. To date the 143,333,333 shares have not as yet been returned to the Company, nor has the Company issued the 100,000 convertible preferred shares to him. Kamal Abdallah is also yet to transfer the $1,000,000 of the marketable securities to the Company.

On March 31, 2005, the Company issued 3,000,000 shares of its common stock to George Csatary, its Chief Financial Officer, for consulting services. The Company recorded a non-cash expense of $150,000 related to this stock issuance, based on the trading price of Company shares on the date of issuance.

On March 17 and March 31, 2005, the Company issued 1,000,000 and 3,236,971 of freely trading common stock to Gary Wolf and Jack Wolf, respectively, for consulting services. The Company recorded a non-cash expense of $211,849 related to these stock issuances, based on the trading price of Company shares on the date of issuances.

The shares issued identified in the previous paragraphs of this note are reflected at the date of issuance, rather than on the basis of the 100:1 reverse stock split which occurred after their issuance on June 17,2005.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS

EMPLOYMENT AGREEMENT

The Company became committed in early March 2005 for the next five years and in the aggregate under an agreement with Kamal Abdullah, the Chairman, President and CEO of the Company. At June 30, 2005 the Company is obligated to him as follows, including guaranteed bonuses:

Years ending June 30,
---------------------
      2006                 $   340,000
      2007                     340,000
      2008                     340,000
      2009                     340,000
      2010                     204,400
                           -----------
                           $ 1,604,400
                           -----------

AGREEMENT TO PROVIDE LONG-TERM CONSTRUCTION FINANCING

At June 30, 2005, as discussed in Note 5, the Company is obligated to provide up to $2,575,000 of construction development financing under terms that would provide the Company with a stream of collections over a 30 year term, including principal and interest. To date, the Company has yet to provide any financing under this commitment.


NOTE 7 RELATED PARTY TRANSACTIONS

In addition to consulting fees and services incurred through issuances of common stock described in Note 5 above, the Company also incurred other consulting fees and services to Payment Solutions Group, Inc., paid or payable in cash of $25,000 and $65,244 for the six months ended June 30, 2005 and 2004, respectively. Accordingly, consulting fees and services incurred by the Company to Payments Solutions Group, Inc., including share issuances and amounts paid or payable in cash, aggregated $375,000 and $158,744 during the six months ended June 30, 2005 and 2004 respectively. In May 2005, the Company issued 6,153,406 shares of common stock to Payment Solutions in settlement of accounts payable and accrued expenses payable of $92,301, resulting in $92,301 of the loss on conversion costs being incurred from their liabilities. In addition, at June 30, 2005 and 2004, the Company has an accrued liability of $125,000 and $0 for such consulting fees and services incurred to Payment Solutions, Inc.

In May 2005, the Company issued 1,433,333 and 2,014,814 shares of common stock to Richard Brit and Teena Martin, in settlement of accounts payable and accrued expenses payable of $19,350 and $27,200, respectively, resulting in $56,894 of the loss on conversion costs being incurred from their liabilities.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 7 RELATED PARTY TRANSACTIONS - CONTINUED

During the six months ended June 30, 2005 and 2004, the Company incurred $95,548 and $-, respectively, of consulting fees and services to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company, of which $70,548 is included in accrued liabilities at June 30, 2005.

During the six months ended June 30, 2005 and 2004, the Company incurred $79,500 and $- respectively of consulting fees and services to Profit Planners, Inc., a minor shareholder/consultant, of which $79,477 is in accrued liabilities at June 30, 2005. Accordingly, consulting fees and services incurred by the Company to Profit Planners, Inc., including share issuances and paid or payable in cash, aggregated $104,500 and $- during the six months ended June 30, 2005 and 2004 respectively.

At June 30, 2005, accrued liabilities includes $31,000 for consulting fees incurred in the year ended December 31, 2004 to Bashirudin Usama, the Company's former Chief Executive Officer and President.

During the six months ended June 30, 2005, consulting fees and services incurred by the Company includes $12,500 to Teresa Hodge, a minor shareholder consultant and the CEO of Ten and Ten.

NOTE 8 - RECLASSIFICATIONS OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND RELATED DISCLOSURES TO COMFORM TO PRESENTATIONS MADE IN THREE MONTHS AND SIX MONTHS ENDED FINANCIAL STATEMENTS AND NOTES

As a result of management's post-issuance review of its originally filed Form 10QSB for the quarter ended March 31, 2005, filed on May 23, 2005, to satisfy questions raised by the independent auditors Kahn Boyd Levychin, it was determined that the footnotes to the financial statements for the three months then ended required additional information concerning consulting fees and services incurred by the Company through the issuance stock, options thereon, as well as amounts paid or payable in cash to individuals or entities with a unique relationship to the Company, such as officers and directors, key employees, significant consultants and major or other shareholders. The financial statements for that quarter have been corrected to reflect a more transparent depiction of these unique relationships in a 10QSB/A amended filing being concurrently filed with this 10QSB for the quarter ended June 30, 2005.

The financial statements for the three months and six months ended June 30, 2004 have been reclassified to conform to presentations made for the three months and six months ended June 30, 2005 to similarly reflect a more transparent depiction of these unique relationships in the "Statements of Operations" and "Statements of Cash Flows," and the appropriate particular disclosures.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 9 - SUBSEQUENT EVENTS

RESCISSION OF CAROL POP STOCK SUBSCRIPTION RECEIVABLE

In August 2004, the Company entered into a financing agreement with Carol Pop, an individual investor that had already been amended to extend the closing to May 1, 2005. Under the terms of the agreement, the Company issued 22,222,000 restricted common shares for $350,000, of which the Company received $20,000 against the subscription prior to December 31, 2004. Accordingly, at December 31, 2004, the remainder balance of the subscription receivable was $330,000 and had been offset against shareholders' deficit (see Note 5). In August 2005 the Company and Carol Pop agreed to cancel the 22,222,000 shares previously issued as Carol Pop was unable to deliver the remaining $330,000. The Company agreed to issue common stock for the $20,000 previously received from Carol Pops. To date, the shares have not as yet been issued to Carol Pop, nor has Carol Pop returned the shares he originally received.

The Company had incurred $21,354 in costs associated with the pending Company acquisition of real estate from Carol Pop involved in the financing agreement discussed in the previous paragraph. The aforementioned costs previously recorded as due from Carol Pop by the Company have been written off as a "loss on impairment of investment acquisition costs" during the current quarter.

ACQUISITION OF EQUITY INTEREST IN BRATENAHL EXTENSION, LLC

During July 2005 the Company entered into a memorandum of understanding with Brantenahl Estates Development, LLC ("Brantenahl"). Brantenahl is an Ohio based company engaged directly and through affiliates in the acquisition and development of real estate projects in Cleveland, Ohio and the ownership, management, engineering, renovation, construction, installation and maintenance of such real estate.

Brantenahl and the Company will be joining forces as strategic alliance partners. This strategic alliance will undertake to acquire Brantenahl Extension, LLC an Ohio limited liability company, which owns an 83 apartment building in Cleveland, Ohio. Brantenahl will own 70% and the Company will own 30% of the acquired LLC.

The Company agreed to pay $300,000 in cash or stock to Brantenahl in consideration of its consultation on this project and to provide an additional $200,000 in cash or stock to the acquired LLC 90 days thereafter, and an additional $500,000 in cash or stock to the acquired LLC within 90 days after that. Said funds will be utilized for the sole purpose of renovation and repair of the real estate owned by the acquired LLC. To date the Company has not yet provided the initial $300,000. Carol Pop, who is mentioned in the previous subsequent event matter, is a managing member in Brantenahl.

AGREEMENT WITH BRATENAHL ESTATE DEVELOPMENT, LLC.

In consideration for the surrender and conversion of 102 Preferred Share Certificate with a face value of $1,000 per share, the Company agreed to issue 20,400,000 free trading shares of common stock at the rate of 800,000 shares every two weeks beginning July 27,2005. To date the Company has issued 1,600,000 shares of common stock.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

PURCHASE OF INTEREST IN OIL AND GAS LEASES

During July 2005 the Company formed a joint venture with USProduction & Exploration, LLC ("USPX") named Canyon Creek Oil & Gas, Inc. ("Canyon.") Canyon was formed for the purpose of acquiring oil and gas producing properties, low risk drilling prospects and prospects in need of state-of-the-art technology to make them viable. USPX is an independent production and exploration company located in Sugar Land, Texas engaged in the acquisition of oil and gas producing properties with multiple enhancement opportunities.

Canyon agreed to purchase, in August 2005, 87.50% of the rights, titles, and interests of Trend Group, Inc's oil and gas leases for $50,000, payable in the form of 100,000 shares of the Company. To date, the Company has not yet provided the initial $300,000.

BOARD APPROVED CHANGE IN COMPANY MANAGEMENT AND TERMINATION OF CERTAIN AGREEMENTS WITH NOW FORMER OFFICERS AND A SHAREHOLDER CONSULTANT

On June 9, 2005, the Board of Directors of the Company agreed by a majority vote to remove both Curtis Pree as the Company's COO, and George Csatary as the Company's CFO and terminated an employment agreement with Curtis Pree.

On June 17, 2005, the Board of Directors of the successor Company ("Universal Property Development and Acquisition Corporation")in a Board resolution affirmed that the Board members now consists of Kamal Abdallah, Chairman and CEO, Christopher J. McCauley, Secretary, and Steven Barrera. In that same resolution the Board terminated existing consulting agreements with Ten and Ten and its principals.

It is unclear what financial impact, if any, the termination of the agreements with Curtis Pree, a Vice president in Ten and Ten, and with Ten and Ten may have on the Company.

NOTE 10 - OPERATING FACILITIES

In the first quarter of 2003 the Company moved its corporate office to Ohio. The Company was not charged rent for use of the facilities. In March 2005, the Company moved its corporate office to Florida. The Company has a lease for a term commencing March 21, 2005 to September 30, 2005 at a cost of approximately $600 per month.

          UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
              (FORMERLY KNOWN AS ENTITY TO PROCORE GROUP, INC.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Universal Property Development and Acquisition Corporation focuses on the acquisition and development of under performing commercial and residential real estate, as well as proven mineral and other energy opportunities through joint ventures.

Results of Operations

In 2005 and 2004 the Company did not have any revenues.

Consulting fees and services for the six months ended June 30, 2005 as compared with June 30, 2004 increased by $5,570,656 primarily related to the Company increased efforts to bring operating revenues into the Company. In the second quarter ended June 30, 2005 consulting fees and services compared with the second quarter ended June 30, 2004 declined by $301,764 primarily because the Company did not issue any stock for consulting services.

General and Administrative for the six months ended June 30, 2005 as compared to June 30, 2004 increased by $49,824 primarily related to the Company increased efforts to bring operating revenues into the Company. In the second quarter ended June 30, 2005 as compared to June 30, 2004 the Company increased its General and administrative expenses by $5,068 as the Company is making a conscious effort to minimize its expenses.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of June 30, 2005, the Company had approximately $13,000 in cash. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated May 13, 2005 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historically rely upon financing from the sale of equity securities and debt to sustain operations.


ITEM 3. CONTROLS AND PROCEDURES.

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is known by the officers who certify the Company's financial reports and by other members of senior management and Board of Directors.

Based on their evaluation as of a date within 90 days of the filing date of the Quarterly Report on Form 10 - QSB, the principal executive officer and principal financial officer of Universal Property Development Association have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a - 14c and 15d - 14c under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company, in reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

See Note's 1 & 9.

ITEM 2. CHANGES IN SECURITIES.

On June 17, 2005, Procore Group, Inc., a California corporation, entered into a Plan and Agreement of Merger with its subsidiary, Universal Property Development and Acquisition Corporation, a Nevada corporation, pursuant to action of the board and shareholders and in conformance with Nevada and California law. The Articles of Merger (Exhibit A) were filed as required by Nevada law and notification of this merger was filed with the California Secretary of State as required by the California Corporations Code. The Plan and Agreement of Merger was duly approved and executed by the constituent corporations.

The Plan and Agreement of Merger (Exhibit B) and the Articles of Incorporation (Exhibit C) of Universal establish that Universal shall be authorized to issue a total of 2,500,000,000 shares of stock with 2,000,000,000 of those shares being common stock .001 par value. In addition, the Board of Directors of Universal is authorized to prescribe the classes, series and the number of each class or series of stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company had no defaults upon senior securities and none are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 2005, a majority of the shareholders of Procore Group, Inc., a California corporation ("PCRG"), entitled to vote in the election of members of Procore's board of directors voted, through a Majority Written Consent of the Stockholders of Procore Group, Inc., to remove Mr. Curtis Pree from the PCRG board of directors. On June 8, 2005, a majority of the shareholders of Procore Group, Inc., a California corporation ("PCRG"), entitled to vote in the election of members of PCRG's board of directors voted, through a Majority Written Consent of the Stockholders of Procore Group, Inc., to remove Mr. George Csatary from the PCRG board of directors.

A shareholder vote by consent in lieu of a meeting of shareholders is authorized by Section 603(a) of the California Corporations Code and, pursuant to Section 303(a)(3) of the California Corporations Code (the "CCC"):

                              A director of a corporation whose board of directors is classified pursuant to Section 301.5 may not be removed if the votes cast against the removal of the director, or not consenting in writing to the removal, would be sufficient to elect the director if voted cumulatively (without regard to whether shares may otherwise be voted cumulatively) at an election at which the same total number of votes were cast (or, if the action is taken by written consent, all shares entitled to vote were voted) and either the number of directors elected at the most recent annual meeting of shareholders, or if greater, the number of directors for whom removal is being sought, were then being elected.

As of June 8, 2005, PCRG had 2,947,294 shares of common stock outstanding, each of which is entitled to one vote for each in the election of directors. Pursuant to the By Laws of the corporation, no more than two directors is elected at any time and two directors are presently being removed by written consent. Shareholders holding 2,004,728 shares of PCRG common stock entitled to vote for the election of directors voted through the Majority Written Consent of the Stockholders of Procore Group, Inc. to remove Mr. Pree and Mr. Csatary from the PCRG board of directors. The 2,004,728 shares of common voting to remove Mr. Pree and Mr. Csatary equaled 68.02% of the outstanding PCRG common stock entitled to vote on the election and removal of directors. Therefore, the shares of PCRG common stock voted through the Majority Written Consent of the Stockholders of Procore Group, Inc. to remove Mr. Pree and Csatary from the PCRG board of directors exceeded the majority vote required for such action by the CCC. Such removals were effective on June 5,2005 and June 8, 2005, the date of execution of the Majority Written Consent of the Stockholders of Procore Group, Inc.

The shareholders who voted for the removal of Mr. Pree and Mr. Csatary from the PCRG board of directors did not do so for "cause", but determined that such removal was advisable and in the best interests of PCRG and its shareholders.


ITEM 5. OTHER INFORMATION.

On June 17, 2005, Procore Group, Inc., a California corporation, entered into a Plan and Agreement of Merger with its subsidiary, Universal Property Development and Acquisition Corporation, a Nevada corporation, pursuant to action of the board and shareholders and in conformance with Nevada and California law. The Articles of Merger (Exhibit A) were filed as required by Nevada law and notification of this merger was filed with the California Secretary of State as required by the California Corporations Code. The Plan and Agreement of Merger was duly approved and executed by the constituent corporations.

The Plan and Agreement of Merger (Exhibit B) and the Articles of Incorporation (Exhibit C) of Universal establish that Universal shall be authorized to issue a total of 2,500,000,000 shares of stock with 2,000,000,000 of those shares being common stock .001 par value. In addition, the Board of Directors of Universal is authorized to prescribe the classes, series and the number of each class or series of stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock. The Board of Directors may be made up of 5 members each elected to concurrent annual terms. The Board of Universal as existed prior to the merger survives the merger. It has scheduled regular meetings and will act as necessary to pursue the objectives of the company, including the acquisition of underperforming commercial and residential real estate and redevelopment of proven mineral opportunities through joint ventures with underfunded property owners and leaseholders.

On July 11, 2005, Universal was issued a new trading symbol and issued a press release announcing the merger. Universal will trade on the OTC BB under the trading symbol UPDA and the new CUSIP number for its common stock is 91379U10 5.

The Board of the Company voted to engage the services of Integrity Stock Transfer as transfer agent, replacing Olde Monmouth Stock Transfer.

The Board of the Company approved a Resolution terminating certain service agreements with and/or rejecting certain proposals from 10 and Ten Marketing and Payment Solutions and their principals.

In July 2005 the Christopher J. McCauley was hired as the Company's general council and was also appointed to the board of directors. In addition Steven Barrera was appointed to the board of directors.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------

31.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350
32.2*       Certification of Principal Financial Officer Pursuant to 18 U.S.C.
            Section 1350
-----------------
* Filed herewith.


                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Universal Property Development and
                                 Acquisition Corporation

Date:  August 22, 2005           /s/  Kamal Abdallah
                                 ------------------------------
                                 Kamal Abdallah
                                 Chairman