Form 10QSB/A
period 2005-03-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2005-08-30
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 -QSB/A

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

                                 Yes |X| No |_|


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of May 23, 2005 was 285,127,855.

                               PROCOREGROUP, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2005



                                TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION

Item 1                      Financial Statements (Unaudited):

          Balance Sheets.......................................................1

          Statements of Operations.............................................2

          Statement of Cash Flows..............................................3

          Statement of Changes in Shareholder's Deficit......................4-5

          Summary of Significant Accounting Policies.........................6-7

          Notes to Financial Statements.....................................8-14

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................15-16

Item 3.   Controls and Procedures.............................................17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Change in Securities.................................................17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.


Signatures....................................................................18

Certification.................................................................19

Exhibit 99.1..................................................................20

                               PROCORE GROUP, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2005 (AS RESTATED - NOTE 8)
                                       AND
                                DECEMBER 31, 2004

                                                                          2005              2004
                                                                      (Unaudited)        (Audited)
-----------------------------------------------------------------------------------------------------
                                          ASSETS
CURRENT ASSETS
  Cash                                                              $        21,092   $         3,651
  Unsecured bridge loan receivable, including accrued
    interest receivable of $10,734 and $4,735 in 2004                       310,735           304,735
  Costs associated with acquisition real estate paid
  On behalf of Carol Popp and now returnable to
  Company by him                                                             21,354
-----------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                    353,181           308,386
-----------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                    $       353,181   $       308,386
=====================================================================================================
                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                             $       430,259   $       375,612
  Income taxes payable                                                        1,619             6,763
  Notes payable                                                             606,630           592,448
-----------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                             1,038,508           974,823
-----------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                     1,038,508           974,823
-----------------------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
   Common stock (750,000,000 shares $.001 par value
      authorized, 277,198,952 and 39,845,315 issued
      and outstanding respectively)                                         277,198            39,845
   Preferred stock (10,000,000 shares $.001 par value
      authorized, 237,197 and 237,197 shares issued
      and outstanding)                                                          237               237
   Additional paid-in capital                                            26,169,124        16,466,128
   Accumulated deficit                                                  (22,801,886)      (16,842,647)
-----------------------------------------------------------------------------------------------------
                                                                          3,644,673          (336,437)
   Less, stock subscription receivable                                   (4,330,000)         (330,000)
-----------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' DEFICIT                                          (685,327)         (666,437)
-----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $       353,181   $       308,386
=====================================================================================================


See accompanying notes to financial statements.

                               PROCORE GROUP, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 2005 (AS RESTATED - NOTE 8)
                                       AND
                                 MARCH 31, 2004

=====================================================================================================

                                                                          2005             2004
-----------------------------------------------------------------------------------------------------
Revenue                                                             $                 $
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Consulting fees and services, including
   $5,740,349 in 2005 and $- in 2004 incurred through
   issuance of common shares or options to acquire
   shares                                                                 5,892,420            20,000
  General and administrative expenses                                        53,889             9,133
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                  5,946,309            29,133
-----------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                     (5,946,309)          (29,133)
-----------------------------------------------------------------------------------------------------
OTHER EXPENSE
  Interest expense                                                          (18,730)           (1,608)
  Interest income - unsecured bridge loan                                     6,000
-----------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                (12,730)           (1,608)
-----------------------------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                   (5,959,039)          (30,741)
Provision for income taxes (current)                                            200
-----------------------------------------------------------------------------------------------------
NET LOSS                                                            $    (5,959,239)  $       (30,741)
=====================================================================================================

Loss per weighted average shares of common stock
  outstanding                                                       $          (.35)  $          (.01)

Weighted average number of shares of common stock
  outstanding                                                            17,173,753         3,591,173


See accompanying notes to financial statements.
                                                                               2

                               PROCORE GROUP, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 2005 (AS RESTATED - NOTE 8)
                                       AND
                                 MARCH 31, 2004

=====================================================================================================

                                                                          2005            2004
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $    (5,959,239)  $       (30,741)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Consulting fees and services incurred through
       issuance of Company equity shares or options to
         acquire shares                                                   5,740,349
  Accrued interest on unsecured bridge loan receivable                       (6,000)
  Changes in operating assets and liabilities
    Increase in accounts and
      accrued expenses payable                                               54,647             1,607
    Decrease in income taxes payable                                         (5,144)
-----------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                      (175,387)          (29,134)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Costs associated with acquisition real estate paid on
  behalf of Carol Popp and now returnable to Company by him                 (21,354)
-----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITES                                        (21,354)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase(decrease) in notes payable                                    14,182            (6,243)
  Proceeds from sale of common stock                                        200,000            50,000
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   214,182            43,757
-----------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                         17,441            14,623
Cash, beginning of period                                                     3,651             4,439
-----------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                 $        21,092   $        19,062
=====================================================================================================

See accompanying notes to financial statements.

                               PROCORE GROUP, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
        FOR THE THREE MONTHS ENDED MARCH 31, 2005 (AS RESTATED - NOTE 8)
                                       AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                     (SHARES)        (SHARES)
                                                      COMMON         PREFERRED       COMMON        PREFERRED
                                                      STOCK            STOCK          STOCK          STOCK             APIC
                                                  -----------------------------------------------------------------------------
Balance, December 31, 2003                           3,578,315           237,197    $    3,578    $       237        14,698,445
                                                  -----------------------------------------------------------------------------
Company common stock options issued for
 consulting fees and services incurred by
  Company                                                                                                                93,500
Company common shares issued for consulting
  fees and services incurred by Company             12,045,000                          12,045                        1,265,905
                                                  -----------------------------------------------------------------------------
     Subtotal                                       12,045,000                          12,045            237         1,359,405
                                                  -----------------------------------------------------------------------------
Shares issued in settlement of liabilities           2,000,000                           2,000                           18,000
Common shares sold/not yet
 issued to investors                                                                                                     62,500
Restricted shares issued to subscribing investor
  in transaction involving pending real estate
  acquisition by Company                            22,222,000                          22,222                          327,778
Net loss
                                                  -----------------------------------------------------------------------------
Balance at December 31, 2004                        39,845,315           237,197    $   39,845    $       237    $   16,466,128
                                                  -----------------------------------------------------------------------------

Company common shares issued for consulting
  fees and services incurred by Company             78,686,971                          78,687                        5,661,662
Common shares issued for cash                        3,333,333                           3,333                           96,667
Restricted shares issued to subscribing
  investor in transaction involving pending
   real estate acquisition by Company              155,333,333                         155,333                        3,944,667
Net loss
                                                  -----------------------------------------------------------------------------
Balance at March 31, 2005                          277,198,952           237,197    $  277,198    $       237    $   26,169,124
                                                  =============================================================================


See accompanying notes to financial statements.

                               PROCORE GROUP, INC.
           STATEMENTS OF SHAREHOLDERS' DEFICIT (AS RESTATED - NOTE 8)
        FOR THE THREE MONTHS ENDED MARCH 31, 2005 (AS RESTATED - NOTE 8)
                                       AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                          STOCK
                                                     ACCUMULATED       SUBSCRIPTION
                                                       DEFICIT          RECEIVABLE          TOTAL
                                                   -------------------------------------------------
Balance December 31, 2003                          $  (15,081,421)                 --    $  (379,161)
                                                   -------------------------------------------------
Company common stock options issued for
  consulting fees and services incurred by
  Company                                                                                     93,500
Company common shares issued for consulting
 fees and services incurred by Company                                                     1,277,950
                                                   -------------------------------------------------
     Subtotal                                                                              1,371,450
                                                   -------------------------------------------------

Shares issued in settlement of liabilities                                                    20,000
Common shares sold/not yet
 issued to investors                                                                          62,500
Restricted shares issued to subscribing investor
 in transaction involving pending real estate
  acquisition by Company                                                     (330,000)        20,000
Net loss                                               (1,761,226)                        (1,761,226)
                                                   -------------------------------------------------
Balance at December 31, 2004                          (16,842,647)           (330,000)      (666,437)
                                                   -------------------------------------------------
Company common shares issued for consulting
  fees and services incurred by Company                                                    5,740,349
Common shares issued for cash                                                                100,000
Restricted shares issued to subscribing
 investor in transaction involving pending
  real estate acquisition by Company                                       (4,000,000)       100,000
Net loss                                               (5,959,239)                        (5,959,239)
                                                   -------------------------------------------------
Balance at March 31, 2005                          $  (22,801,886)   $     (4,330,000)      (685,327)
                                                   =================================================


See accompanying notes to financial statements.
                                                                               5

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004.

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

                               PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================
NOTE 1 - RECEIVABLES

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

Subscription Receivable

In August 2004 the Company entered into a financing agreement with Carol Pop, an individual investor, that had already been amended to extend the closing to May 1, 2005. Under the terms of the agreement the Company issued 22,222,000 restricted common shares for $350,000, of which the Company received $20,000 against the subscription prior to December 31, 2004. Accordingly, at December 31, 2004, the remainder balance of the subscription receivable is $330,000 and had been offset against shareholders' deficit (see Note 5). Based upon the fact that the $330,000 has not been received by the Company to date, legal counsel for the Company has indicated his understanding that the Company now intends to unwind the transaction and it is in the process of reviewing and evaluating documents and correspondence and its options in this matter. It is unclear what financial impact, if any, the resolution of this matter will have on the Company.

                               PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================
NOTE 2 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES (AS RESTATED - NOTE 8)

At March 31, 2005 and December 31, 2004 notes payable, none of which require periodic regular payments of either principal or interest, are broken down as follows:

                                                                                          2005           2004
----------------------------------------------------------------------------------------------------------------
Unsecured non-interest bearing notes payable due on demand by Company to
  Bashiruddin Usama, a former Company Chief Executive Officer and
  President and still significant Company shareholder                                $    11,468     $    13,817

Unsecured non-interest bearing notes payable due on demand by Company to
  Bashiruddin Usama, a former Company Chief Executive Officer and
  President and still significant Company shareholder                                     16,531

Unsecured non-interest bearing notes payable due on demand by Company to Charles W. Harper, a former Company Treasurer and Director
  and still Company shareholder                                                           28,762          28,762

Unsecured non-interest bearing notes payable due on demand by Company
  to Fred Harris, a minor Company shareholder                                            106,731         106,731

Unsecured non-interest bearing notes payable due on demand by Company
  to Robert Gilmore, a minor Company shareholder                                           5,421           5,421

Unsecured notes payable due on demand by Company
  to Katherine Betts, a minor Company shareholder, of which
  $20,000 bears interest at 11% per annum                                                 80,000          80,000
----------------------------------------------------------------------------------------------------------------

                                                                                         248,913         234,731
Unsecured 18% interest bearing balloon note payable originally due November 30,
 2004 to Bereishis Investment Group, LLC, with interest at a default rate thereafter of 24% per annum. The noteholder is a shareholder in the Company to
 whom the bridge loan receivable of $300,000 described in Note 1 below was made          301,000         301,000

Unsecured non-interest bearing notes payable due on demand by Company
  to Hunter Covington                                                                     40,000          40,000

Unsecured 8% note payable on demand                                                        6,000           6,000

Other unsecured non-interest notes payable on demand                                      10,717          10,717
----------------------------------------------------------------------------------------------------------------
                                                                                     $   606,630     $   592,448
================================================================================================================


At March 31, 2005 and December 31, 2004, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $54,906 and $36,176, respectively.

                               PROCORE GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 3 - INCOME TAXES

The Company incurred no federal income tax expense for the periods ended March
31. 2005 and 2004, and utilized no tax carryforward losses. The Company has a net operating loss carryover of approximately $22,802,000 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 4 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $5,959,000 for the three months ended March 31, 2005 and as of that date had incurred cumulative losses since inception of approximately $22,802,000. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - EQUITY TRANSACTIONS (AS RESTATED - NOTE 8)

On January 19, 2005, prior to Company collection difficulties encountered with the bridge loan described in Note 1, the Company issued 100,000 shares of it free trading common stock to Beireshis Investment Group, LLC. The Company recorded a non-cash expense of $11,000 for this issuance, based on the trading price of Company shares on the date of issuance.

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

NOTE 5 - EQUITY TRANSACTIONS (AS RESTATED - NOTE 8)- CONTINUED

The Ten and Ten agreement also requires the Company to set aside an additional 20,000,000 of restricted common shares for sub-consultants, certain of which are identified in the agreements text. On March 10, 2005 the Company issued 11,750,000 of these shares for services rendered, 6,000,000 shares to NUCNStep and 5,750,000 shares to Digital Freedom. The Company recorded a non-cash charge of $817,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever is earlier. The Company had already executed agreements for 37,950,000 shares besides the 193,333,333 total ascribed to Kamal Abdallah and Ten and Ten.

The Company also issued 4,000,000 free trading shares under the 37,950,000 share allotment between March 17 and March 31, 2005, and recorded a non-cash expense of $220,000, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever is earlier. 2,000,000 of the free trading shares were issued to Payment Solutions Group, Inc., while 500,000 shares each were issued to Profit Planners, Inc. and Maurice Carmey, and 1,000,000 were issued to LL Capital.

On March 24, 2005 Payment Solutions Group, Inc. was also issued 5,000,000 shares of stock subject to Rule 144. The Company recorded a non-cash expense of $250,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Ten and Ten agreement gives that entity an option to purchase $2,000,000 of the Company's common stock through June 30, 2006 at a 50% discount from the 30 day trading of its shares. Finally, the Company agreed to have Curtis L. Pree, a Vice President of Ten and Ten on its Board. To date, this option has as yet not been exercised. 2,000,000 of the shares were restricted and 1,000,000 of the shares were free trading.

On March 24, 2005 the Company issued to Curtis L. Pree 2,500,000 shares of stock subject to Rule 144 restrictions as part of his employment agreement. The Company recorded a non cash charge of $75,000 related to this stock issuance, based on the trading price of Company shares on the date of issuance.

Coincident to the March 10, 2005 agreement in the preceding paragraph, the Board of Directors of the Company authorized entry in new or amended consulting or employment agreements in which the Company could issue restricted and free trading common shares aggregating 322,933,333. On March 17, 2005, the Company issued 153,333,333 shares of its common stock subject to Rule 144 to Kamal Abdallah, in exchange for $100,000 of cash and real estate having an appraised valuation of $4,000,000 to be transferred to the Company by June 2005.

On March 31, 2005 the Company issued 3,000,000 shares of its common stock to George Csatary, its Chief Financial Officer, for consulting services. The Company recorded a non-cash expense of $150,000 related to this stock issuance, based on the trading price of Company shares on the date of issuance.

                      PROCORE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 5 - EQUITY TRANSACTIONS (AS RESTATED - NOTE 8)- CONTINUED

On March 17 and March 31, 2005, the Company issued 500,000 and 3,236,971 of freely trading common stock to Gary Wolf and Jack Wolf, respectively, for consulting services. The Company recorded a non-cash expense of $186,849 related to these stock issuances, based on the trading price of Company shares on the date of issuances.

As of March 31, 2005, the Company has in-transit common stock issuance of approximately 8,600,000 shares representing consulting fees and services incurred. The Company has recorded a non-cash expense of $430,000 related to these stock issuances principally arising from employment agreements or Board authorizations. The non-cash expense was valued based on the proximal contract or stock issuance date.

NOTE 6 - COMMITMENTS (AS RESTATED - NOTE 8)

The Company became committed in early March 2005 for the next five years and in the aggregate under agreements, which are discussed in Note 5 above, with certain officers, key employees and consultants for compensation of approximately as follows, including guaranteed bonuses:

Years ending March 31,

         2006                           $    410,500
         2007                                340,000
         2008                                340,000
         2009                                340,000
         2010                                321,000
                                        ------------
                                        $  1,751,500
                                        ------------


NOTE 7 RELATED PARTY TRANSACTIONS (AS RESTATED - NOTE 8)

In addition to consulting fees and services incurred through issuances of common stock described in Note 5 above, the Company also incurred other consulting fees and services to Payment Solutions Group, Inc. paid or payable in cash of $25,000 and $20,000 for the three months ended March 31, 2005 and 2004, respectively. Accordingly, consulting fees and services incurred by the Company to Payments Solutions Group, Inc., including share issuances and paid or payable in cash aggregated $375,000 and $20,000 during the three months ended March 31, 2005 and 2004, respectively. In addition, at March 31, 2005 and 2004, the Company has an accrued liability of $125,000 and $0 for such consulting fees and services incurred to Payment Solutions, Inc.

During the three months ended March 31, 2005 and 2004, the Company incurred $20,547 and $-, respectively, of consulting fees and services to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company, of which $20,547 is included in accrued liabilities at March 31, 2005.

                      PROCORE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================
NOTE 7 - RELATED PARTY TRANSACTIONS (AS RESTATED - NOTE 8)

Consulting fees and services incurred by the Company to Curtis Pree, a Director and Chief Operating Officer including share issuances and paid or payable in cash aggregated $$129,521 and $- during the three months ended March 31, 2005 and 2004, respectively.

During the three months ended March 31, 2005 and 2004, the Company incurred $50,000 and $-, respectively, of consulting fees and services to Profit Planners, Inc., a minor shareholder/consultant, of which $44,976 is in accrued liabilities at March 31, 2005. Accordingly, consulting fees and services incurred by the Company to Profit Planners, Inc., including share issuances and paid or payable in cash aggregated $50,000 and $- during the three months ended March 31, 2005 and 2004, respectively.

At March 31, 2005, accrued liabilities includes $31,000 for consulting fees incurred in the year ended December 31, 2004 to Bashirudden Usama, the Company's former Chief Executive Officer and President. During the three months ended March 31, 2005 consulting fees and services incurred by the Company includes $12,500 incurred to Teresa Hodge a minor shareholder consultant.

NOTE 8 - RESTATEMENT OF CURRENT QUARTER'S FINANCIAL STATEMENTS

During the quarter ended March 31, 2005, as a result of management's post-issuance review of its originally filed Form 10QSB filed on May 23, 2005, to satisfy questions raised by the independent auditors Kahn Boyd Levychin, it was determined that the footnotes to the financial statements for the three months ended March 31, 2005 required additional information concerning consulting fees and services incurred by the Company through the issuance stock, options thereon, as well as amounts paid or payable in cash to individuals or entities with a unique relationship to the Company, such as officers and directors, key employees, significant consultants and major or other shareholders.

The financial statements for the quarter have been corrected to reflect a more transparent depiction of these unique relationships. In addition, the financial statements for the quarter ended March 31, 2005 now includes a "Statement of Shareholders' Deficiency" for the year ended December 31, 2004 and the quarter ended March 31, 2005, that reconciles to those particular disclosures.

As a result of the management review described in the preceding paragraph it was also determined consulting fees and services incurred by the Company through the issuance of its common stock during the quarter ended March 31, 2005 was incorrectly measured. The financial statements for the quarter ended March 31, 2005 have been corrected to reflect an increase in consulting fees and services reflected in operations of $630,000 and Company net loss for the period in the same amount. This correction also resulted in a increase in additional paid in capital of $630,000; consequently "Total Shareholders Deficit" at March 31, 2005 remains unchanged at $685,327.

                      PROCORE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Universal Property Development and Acquisition Corporation focuses on the acquisition and development of under performing commercial and residential real estate, as well as proven mineral and other energy opportunities through joint ventures.

Results of Operations

In 2005 and 2004 the Company did not have any revenues.

Consulting fees and services for the three months ended March 31, 2005 as compared with March 31, 2004 increased by $5,872,420 primarily related to stock issuances to consultants as the Company increased its efforts to bring operating revenues into the Company.

General and Administrative for the three months ended March 31, 2005 as compared to March 31, 2004 increased by $44,756 primarily related to the Company increased efforts to bring operating revenues into the Company.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of March 31, 2005, the Company had approximately $21,000 in cash. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated May 13, 2005 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historically rely upon financing from the sale of equity securities and debt to sustain operations.

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

ITEM 6. EXHIBITS .

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                   ProCoreGroup, Inc.

Date:  August 29 2005              /s/  Kamal Abdallah
                                   ------------------------------
                                   Kamal Abdallah
                                   Chairman and CEO