Form 10QSB
period 2005-09-30
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2005-11-21
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 2005
                        Commission File Number 0 - 25416

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION

                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
             (Exact name of registrant as specified in its charter)

               NEVADA                             20-3014499
        ------------------------           ------------------------
        (State of Incorporation)           (I.R.S. Employer ID No.)

              14255 US Highway #1 Suite 2180, Juno Beach, FL 33408
                    (Address of Principal Executive Offices)

                                 (561) 630-2977
                  (Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). | | Yes |X| No

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of November 1, 2005 was 23,774,989.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

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

            Notes to Financial Statements.................................8-16

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................17

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

ITEM 5.     OTHER INFORMATION.


Signatures..................................................................19

Certification...............................................................20

Exhibit 99.1................................................................21

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                                        2004
                                                                                      (Audited)
                                                                                   (adjusted for
                                                                       2005        100:1 reverse
                                                                   (Unaudited)          split)
                                                                 --------------    --------------
                                          ASSETS

CURRENT ASSETS
  Cash                                                           $       10,383    $        3,651
  Unsecured bridge loan receivable, including accrued
    interest receivable of $22,734 and $4,735 in 2004                   322,734           304,735
  Security deposits                                                         672                --
                                                                 --------------    --------------
    TOTAL CURRENT ASSETS                                                333,789           308,386

OTHER ASSETS

  Investment in oil & gas exploration and development joint
    venture                                                             222,000                --

  Investment in Preferred Series B Rule 144 restricted stock of Siteworks Building and Development Co., a publicly-traded
    entity                                                            1,000,000
                                                                 --------------    --------------
    TOTAL OTHER ASSETS                                                1,222,000
                                                                 --------------    --------------
    TOTAL ASSETS                                                 $    1,555,789    $      308,386
                                                                 ==============    ==============
                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                          $      323,260    $      375,612
  Income taxes payable                                                    2,019             6,763
  Notes payable                                                         629,144           592,448
  Advance financial fee received on arranged customer
   construction/development financing, net of cost of
    $15,000 to facilitate non-company financing alternative              65,000                --
                                                                 --------------    --------------
    TOTAL CURRENT LIABILITIES                                         1,019,423           974,823
                                                                 --------------    --------------
    TOTAL LIABILITIES                                                 1,019,423           974,823
                                                                 --------------    --------------
SHAREHOLDERS' DEFICIT
  Common stock (2,000,000,000 shares $.001 par value
    authorized, 13,254,524 and 398,454 issued
    and outstanding respectively)                                        13,254               398
  Convertible preferred stock (500,000,000 shares $.001 par value authorized, 237,156 and 237,197 shares issued
    and outstanding)                                                        237               237
  Class A convertible preferred stock(100,000 shares $10
     par value authorized, issued and outstanding)                    1,000,000
  Class B convertible preferred stock (255 shares $1,000 par
     value authorized, issued and outstanding)                          255,000
  Additional paid-in capital                                         23,904,761        16,505,575
  Accumulated deficit                                               (24,636,886)      (16,842,647)
                                                                 --------------    --------------
                                                                        536,366          (336,437)
  Less, stock subscription receivable                                        --          (330,000)
                                                                 --------------    --------------
    TOTAL SHAREHOLDERS' DEFICIT                                         536,366          (666,437)
                                                                 --------------    --------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $    1,555,789    $      308,386
                                                                 ==============    ===============

See accompanying notes to financial statements.

                 UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION
                                   CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                       Statement of Operations (Unaudited)

                                                                   Three months ended                  Nine months ended
                                                              Sept 30, 2005   Sept 30, 2004    Sept 30,2005     Sept 30,2004
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
OPERATING EXPENSES:

Consulting fees and services, including
  $7,124,127 in 2005 and $505,923 in 2004
  incurred through issuance of common shares
  or options to acquire shares                                    1,245,661           5,000        7,317,240          505,923

General and Administrative expenses                                 140,037          15,938          215,214           41,291
                                                              -------------   -------------    -------------    -------------

TOTAL OPERATING EXPENSES                                          1,385,698          20,938        7,532,454          547,214
                                                              -------------   -------------    -------------    -------------

LOSS FROM OPERATIONS
                                                                 (1,385,698)        (20,938)      (7,532,454)        (547,214)
                                                              -------------   -------------    -------------    --------------
OTHER INCOME (EXPENSE)

Interest expense                                                    (32,730)         (1,608)         (70,417)          (4,824)

Interest income - unsecured bridge loan                               6,000                           18,000
Loss on impairment of
  investment acquisition costs                                           --                          (21,355)
Company's 25% equity in losses in investment in oil & gas
  exploration and development joint venture                          (9,000)                         (9,000)
Loan conversion costs                                               (29,218)                        (178,413)
                                                              -------------   -------------    -------------    --------------
TOTAL OTHER INCOME (EXPENSE)
                                                                    (64,948)         (1,608)        (261,185)          (4,824)
                                                              -------------   -------------    -------------    --------------
LOSS BEFORE PROVISION FORM INCOME TAXES
                                                                 (1,450,646)        (22,546)      (7,793,639)        (552,038)
                                                              =============   =============    =============    ==============

Provision for income taxes                                              200              --              600               --
                                                              -------------   -------------    -------------    -------------
NET LOSS                                                      $  (1,450,846)  $     (22,546)   $  (7,794,239)   $    (552,038)
                                                              =============   =============    =============    ==============
Loss per weighted average shares
  of common stock outstanding
  (adjusted for 100:1 reverse split)                          $       (.24)   $       (.30)    $       (1.01)   $      (10.83)
                                                              =============   =============    =============    ==============
Weighted average number of shares
  of common stock outstanding
  (adjusted for 100:1 reverse split)                              5,952,819         74,424         7,754,194           50,972
                                                              =============   =============    =============    =============

See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                               2004
                                                                             (Audited)
                                                             2005        (As Reclassified
                                                          (Unaudited)       - Note 12)
                                                          -----------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(7,794,239)   $       (552,038)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Consulting fees and services incurred through
       issuance of company equity shares or options to
       acquire shares                                       7,124,127             392,700
  Loan conversion costs                                       178,413                  --
  Company's 25% equity in losses in investment in oil &
   gas exploration and development joint venture                9,000
  Changes in operating assets and liabilities
    Increase in accrued interest on unsecured bridge
      loan receivable                                         (18,000)                 --
    Increase in security deposits                                (672)                 --
    Increase (decrease) in accounts and
      accrued expenses payable                                 84,151             (41,944)
    Decrease in income taxes payable                           (4,744)            (11,250)
    Advance financial fee received on arranged customer
     construction/development financing, net of cost of
      $15,000 to facilitate non-Company
      financing alternative                                    65,000                  --
                                                          -----------    ----------------
NET CASH USED IN OPERATING ACTIVITIES                        (356,964)           (212,532)
                                                          -----------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash advanced portion of investment in oil & gas
   exploration and development joint venture                 (176,000)                 --
                                                          -----------    ----------------
NET CASH USED IN INVESTING ACTIVITES                         (176,000)                 --
                                                          -----------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease (increase) in notes payable                     84,696             159,981
  Proceeds from sale of common stock                          200,000              62,500
  Proceeds from sale of Class B convertible preferred
    stock                                                     255,000                  --
                                                          -----------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     539,696             222,481
                                                          -----------    ----------------
NET INCREASE IN CASH                                            6,732               9,949
Cash, beginning of period                                       3,651               4,439
                                                          -----------    ----------------
CASH, END OF PERIOD                                       $    10,383    $         14,388
                                                          ===========    ================
Supplementary disclosures of cash flow information
  Cash paid during the year for:
      Income taxes                                        $     5,344    $             --

      Interest expense                                         14,000                  --

  Non-cash financing activity:
      Fair market value of 100,000 shares of common stock
        issued in connection with investment in oil & gas
          exploration and development joint venture       $    55,000                  --

See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                       AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                              (SHARES)     (SHARES)                 CONVERTIBLE
                                               COMMON     PREFERRED      COMMON     PREFERRED
                                               STOCK        STOCK        STOCK        STOCK         APIC
                                                                                    (INCLUDING
                                                                                    CLASS A & B)
                                             ----------     -------    -----------  ----------    -----------
Balance at December 31, 2004 (Audited)
 (adjusted for 100:1 reverse split)             398,454     237,197   $        398   $     237   $16,505,575
                                             ----------     -------    -----------  ----------    -----------

For the nine months ended
September 30, 2005 (Unaudited):
  Company common shares issued for
    consulting fees and services
    incurred by Company                       4,283,941                      4,284                 7,119,843
  Common shares issued for cash                 133,333                        133                   199,867
  Common shares issued in settlement of
    liabilities                                 336,016                        336                   362,579
  Common shares issued for investment
   in oil & gas exploration and development
      joint venture                             100,000                                    100        54,900
  Cancellation of common shares returned
   on unwinding of prior real estate
   acquisition transaction                     (222,220)                                  (222)     (329,778)
  Conversion of $.001 par value preferred
   shares to Company common stock             8,225,000        (41)          8,225                    (8,225)
  Class A convertible preferred stock
  issued in exchange for investment in
    preferred series B restricted stock                                              1,000,000
  Class B convertible preferred stock
  to be issued for cash received by Company                                            255,000
  Net loss
                                             ----------     -------    -----------  ----------    -----------
Balance at September 30, 2005 (Unaudited)
(adjusted for 100:1 reverse split)           13,254,524     237,156    $    13,254  $1,255,237    $23,904,761
                                             ==========     =======    ===========  ==========    ===========

See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                       AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                 STOCK
                                             ACCUMULATED     SUBSCRIPTION
                                               DEFICIT        RECEIVABLE             TOTAL
                                            -------------    -------------       -----------
Balance at December 31, 2004 (Audited)
(adjusted for 100:1 reverse split)          $ (16,842,647)   $    (330,000)      $  (666,437)
                                            -------------    -------------       -----------

For the Nine months ended
September 30, 2005 (Unaudited):
  Company common shares issued for
    consulting fees and services
     incurred by Company                                                           7,124,127
  Common shares issued for cash                                                      200,000
  Common shares issued in settlement of
    liabilities                                                                      362,915
  Common shares issued for investment
    in oil & gas exploration and development
     joint venture                                                                    55,000
  Cancellation of common shares returned
   on unwinding of prior real estate
    acquisition transaction                                        330,000                --
  Conversion of $.001 par value preferred
   shares to Company common stock                                                         --
  Class A convertible preferred stock
    issued in exchange for investment in
     preferred series B restricted
      stock                                                                        1,000,000
  Class B convertible preferred stock
    to be issued for cash received by Company                                        255,000
  Net loss                                     (7,794,239)              --        (7,794,239)
                                            -------------    -------------        ----------
Balance at September 30, 2005 (Unaudited)
(adjusted for 100:1 reverse split)          $ (24,636,886)   $          --        $  536,366
                                            =============    =============        ==========

See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Universal Property Development and Acquisition Corporation ("the Company") intends to focus on investments in ventures operating in exploration and development of domestic energy, particularly oil and gas. In June 2005, the Company changed its name from Procore Group, Inc. to Universal Property Development and Acquisition Corporation. Prior to November 2003, the Company was known as Call Solutions, Inc. and was inactive.

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

Summary of Significant Accounting Policies and Practices

The financial statements of the Company included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be achieved for the full year.

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

Income taxes

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109, under which deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Note also that, with respect to deferred taxes, operating losses may offset future taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - UNSECURED BRIDGE LOAN RECEIVABLE

In November 2004, the Company advanced $300,000 to World Wide Financial Services, Inc. ("WWFS"), as a bridge loan to purchase its technology assets. The loan bears interest of 8% per annum and is due on demand. The Company received the cash for this investment from Bereishis Investment Group, LLP, a shareholder in WWFS. Subsequent to December 31, 2004, the Company determined it was unable to close on the technology asset purchase and that WWFS has refused to repay the bridge loan and has claimed the proceeds thereof as liquidated damages. The Company is investigating its options concerning the transaction, including possibly seeking to invalidate the promissory note payable by it discussed in
Note 4. In October the Company received a bankruptcy notice for WWFS. It is unclear what financial impact, if any, the resolution of this matter will have on the Company.

Accordingly, $322,734 and $304,735 which includes $22,734 and $4,735 of accrued interest, is reflected as an unsecured bridge loan receivable at September 30, 2005 and December 31, 2004, respectively.

NOTE 2 - INVESTMENT IN OIL & GAS EXPLORATION AND DEVELOPMENT JOINT VENTURE

Transaction in Effect as of September 30, 2005

During July 2005 the Company formed a joint venture with US Production & Exploration, LLC ("USPX") and Triple Crown Consulting ("TCC") named Canyon Creek Oil & Gas, Inc. ("Canyon."). Canyon was formed for the purpose of acquiring oil and gas producing properties, low risk drilling prospects, and prospects in need of state-of-the-art technology to make them viable. USPX is an independent production and exploration company located in Sugar Land, Texas engaged in the acquisition of oil and gas producing properties with multiple enhancement opportunities. TCC is engaged in the merchant and investment banking and commercial finance broker services and is located in Miami Beach, Florida. In a memorandum of understanding dated July 4, 2005, the ownership percentages were to be as follows: the Company - 25%, USPX -70%, and TCC - 5%. According to the memorandum of understanding, the Company was required to deliver $300,000 of funding in cash to Canyon within thirty days of the execution of the agreement. In addition, that agreement required the Company to deliver another $200,000 in cash ninety days thereafter. To date, the Company has advanced $176,000 in cash to Canyon.

On August 15, 2005, Canyon entered into an agreement of sale and purchase with Trend Group Incorporated ("Trend") of Houston, Texas whereby Canyon acquired undivided 87.50% of the interest in rights, titles, and interests to oil and gas leases for 100,000 shares of the Company's Common Stock. On August 26, 2005 the Company issued 50,000 common shares each directly to NTJ Management, LLC and Armadillo Energy Group, LLC on behalf of Trend. The 100,000 shares of common stock had a value of $55,000 based on the publicly traded share price of Company common stock on the date of these issuances.

Accordingly, the Company recorded an investment in the Canyon Creek oil & gas exploration and development joint venture of $231,000. Canyon expended $176,000 funds provided by the Company for the purchase of certain equipment and normal operating expenses prior to September 30, 2005. Since Canyon commenced actual operations prior to September 30, 2005, the Company has reflected its investment in this joint venture on the equity method of accounting as of September 30,2005.

The components of the investment are calculated as follows:

         Initial investments by the Company through September 30, 2005:

                  Cash advanced                                                                     $176,000
                  Fair market value of common shares issued in behalf of Trend                        55,000
                                                                                                    --------

                  Total investment                                                                   231,000
         Less Company's 25% equity in losses of the joint venture through
           September 30, 2005:

                  Cash advanced by the Company and expended by Canyon                    176,000
                  Less, capital equipment purchases                                      141,000
                                                                                         -------

                  Portion attributable to operating expenses of Canyon
                     prior to September 30, 2005                                          35,000
                                                                                        --------

                  Company's 25% equity in losses of joint venture through
                                 September 30, 2005 ($35,000 X 25%)                        9,000      (9,000)
                                                                                        --------    --------

         Investment in joint venture at equity at September 30, 2005                                $222,000
                                                                                                    --------

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT IN OIL & GAS EXPLORATION AND DEVELOPMENT JOINT VENTURE (CONTINUED)

The Company is in the process of arranging for a formal accounting for the books and records of Canyon Creek to be performed by its representative during the fourth quarter of 2005 to ascertain a precise determination of the above reported $9,000 equity loss.

Replacement Agreement Put into Effect as of November 17, 2005

According to a joint venture agreement dated November 17, 2005 entered into between the same parties to the memorandum of understanding dated July 4, 2005, the parties agreed to, among other things, change the ownership proportions to the following: the Company - 65%, USPX-30%, and TCC - 5%. In addition, the Company is required to make a minimum investment of $1,200,000 in cash and stock in Canyon on or before January 31, 2006. USPX has the right to pursue other oil and gas ventures as it deems necessary to carry out its own business plan, provided it offers Canyon the right of first refusal to participate in such ventures. Other terms of note in the joint venture agreement provide for payment of management fees of 7.5% of defined net operating revenue to USPX, and for the Company to issue 500,000 of its restricted common shares to USPX ten days after the execution of this agreement.

NOTE 3- INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY

Pursuant to the rescission of a real estate acquisition transaction with Kamal Abdallah, the current Chairman, President and CEO of the Company, on July 27, 2005 the Company received 1,000,000 $1 face value convertible preferred series B Rule 144 restricted stock of Siteworks Building and Development Co. ("Siteworks"), a publicly-traded entity, for which Kamal Abdallah transferred ownership to the Company. These transferred marketable securities had an aggregate fair value of approximately $1,000,000 on the date of the transfer, based on the publicly traded share price of the underlying common stock of Siteworks into which the preferred stock is convertible.

Kamal Abdallah received 1,100,000 of convertible preferred series B Rule 144 Stock of Siteworks on June 17, 2005 as result of his transferring certain property comprised of a former Wal-Mart store, vacant land and parking lot with an aggregate appraised value of $2,100,000 on that date. In addition to receiving convertible preferred B shares Kamal Abdallah also received 35,000,000 common shares in Siteworks with an estimated fair value of $1,000,000 based on the publicly traded share price of that common stock. Kamal Abdallah transferred 1,000,000 of Siteworks convertible series B stock to the Company, while retaining ownership of 100,000 of those convertible preferred B stock and 35,000,000 shares of common stock of Siteworks. Consequently, he and the Company control approximately 44% of Siteworks assuming that both the Company's and his Siteworks convertible preferred series B shares are likely to be converted to that entity's common stock.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES (AS RESTATED - NOTE 9)

At September 30, 2005 and December 31, 2004 notes payable, none of which require periodic regular payments of either principal or interest, are broken down as follows:

                                                                                     2005       2004
                                                                                   --------   --------
Unsecured non-interest bearing notes payable due on demand by Company to
  Bashiruddin Usama, a former Company Chief Executive Officer and President and still significant Company shareholder and consultant to the Company. Company
  issued 69,085 of common shares for the settlement of prior notes payable         $     --   $ 13,817

Unsecured non-interest bearing notes payable due on demand by Company to Charles
  W. Harper, a former Company Treasurer and Director and still Company shareholder and consultant to the Company. Company issued 143,810 of
  common shares for the settlement of prior notes payable                                --     28,762

Unsecured non-interest bearing notes payable due on demand by Company to Fred
  Harris, a minor Company shareholder                                               106,731    106,731

Unsecured non-interest bearing notes payable due on demand by Company to Robert
  Gilmore, a minor Company shareholder and consultant to the Company. Company
  issued 27,105 of common shares for the settlement of prior notes payable               --      5,421

Unsecured notes payable due on demand by Company to Katherine Betts, a minor
  Company shareholder, of which $20,000 bears interest at 11% per annum              80,000     80,000

Unsecured non-interest bearing advances from Kamal Abdallah,
  Chairman, President and CEO                                                        84,696         --

                                                                                   --------   --------

                                                                                    271,427    234,731
Unsecured 18% interest bearing balloon note payable originally due November 30,
 2004 to Bereishis Investment Group, LLC, with interest at a default rate thereafter of 24% per annum. The note holder is a shareholder in the Company to
 whom the bridge loan receivable of $300,000 described in Note 1 above was made     301,000    301,000

Unsecured non-interest bearing notes payable due on demand by Company
  to Hunter Covington                                                                40,000     40,000

Unsecured 8% note payable on demand                                                   6,000      6,000

Other unsecured non-interest notes payable on demand                                 10,717     10,717
                                                                                   --------   --------
                                                                                   $629,144   $592,448
                                                                                   ========   ========

At September 30, 2005 and December 31, 2004, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $90,772 and $36,176, respectively.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 5- INCOME TAXES

The Company incurred no federal income tax expense for the periods ended September 30, 2005 and 2004, and utilized no tax carry forward losses. The Company has a net operating loss carryover of approximately $24,637,000 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to
Section 382 of the Internal Revenue Code.

NOTE 6 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $7,794,000 for the nine months ended September 30, 2005, and, as of that date, had incurred cumulative losses since inception of approximately $24,637,000. The Company's existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and the sale of equity securities.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - ADVANCE FINANCIAL FEE RECEIVED ON ARRANGED CUSTOMER
CONSTRUCTION/DEVELOPMENT FINANCING, NET OF COST OF $15,000 TO FACILITATE NON-COMPANY FINANCING ALTERNATIVE

In May 2005, the Company entered into a financing and construction arrangement with Tucker-Norcross Adventist Church of Norcross, Georgia, whereby the Company will utilize its network of consultants to perform construction and provide materials for that purpose and the underlying financing in the form of long-term preferred redeemable notes to complete development of certain facilities for an aggregate of up to $2,575,000. Upon execution of this agreement the Company received $80,000 as a prepayment on this contract.

During the quarter ended September 30, 2005, the Company made a payment of $15,000 to an unrelated third party entity as an advance fee to facilitate transferring both the Company's commitment to provide financing and the benefits of the income to be derived under that financing. The amount paid to this entity has been offset against the $80,000 advance financial fee received by the Company described in the preceding paragraph. As yet, the Company has not reached a definitive agreement transferring the commitments to the individual whom they paid the $15,000.

NOTE 8 - EQUITY TRANSACTIONS

On January 19, 2005, prior to Company collection difficulties encountered with the unsecured bridge loan described in Note 1, the Company issued 1,000 shares of it free trading common stock to Bereishis Investment Group, LLC. The Company recorded a non-cash expense of $11,000 for this issuance, based on the trading price of Company shares on the date of issuance.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTIONS -- CONTINUED

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

The Ten and Ten agreement also requires the Company to set aside an additional 20,000,000 of restricted common shares for sub-consultants, certain of which are identified in the agreements text. On March 10, 2005, the Company issued 11,750,000 of these shares for services rendered; 600,000 shares to NUCNStep and 5,750,000 shares to Digital Freedom. The Company recorded a non-cash charge of $817,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. The Company had already executed agreements for 37,950,000 shares besides the 193,333,333 total ascribed to Kamal Abdallah and Ten and Ten. In June 2005, the Company terminated the Ten and Ten agreement contract.

The Company also issued 6,850,000 free trading shares under the 37,950,000 share allotment between March 17 and March 31, 2005, and recorded a non-cash expense of $362,500, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. 2,000,000 of the free trading shares each were issued to Payment Solutions Group, Inc. and Theresa Hodges, while 50,000 shares each were issued to Profit Planners, Inc., Maurice Carmey and Vincent Kenyon, 350,000 shares were issued to Richard Britt and a further 1,000,000 shares were issued to LL Capital.

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

On March 24, 2005, the Company issued to Curtis L. Pree 2,750,000 shares of stock, 250,000 free-trading shares and 2,500,000 shares subject to Rule 144 restrictions, as part of his employment agreement. The Company recorded a non-cash charge of $87,500 related to this stock issuance, based on the trading price of Company shares on the date of issuance.

Coincident to the March 10, 2005 agreement in the preceding paragraph, the Board of Directors of the Company authorized entry in new or amended consulting or employment agreements in which the Company could issue restricted and free trading common shares aggregating 322,933,333 On March 17, 2005, the Company issued 153,333,333 shares of its common stock (subject to Rule 144) to Kamal Abdallah, in exchange for a)$100,000 of cash and for b)real estate--with an appraised valuation of $4,000,000--which was to be transferred to the Company by June 2005. Accordingly $4,000,000 had been recorded as a subscription receivable and offset against shareholders' deficit. During the quarter ended September 30, 2005, this agreement was canceled.

On March 31, 2005, the Company issued 3,000,000 shares its common stock to George Csatary, its Chief Financial Officer, for consulting services. The Company recorded a non-cash expense of $150,000 related to this stock issuance, based on the trading price of Company shares on the date of issuance. On March 17 and March 31, 2005, the Company issued 1,000,000 and 3,236,971 of freely trading common stock to Gary Wolf and Jack Wolf, respectively, for consulting services. The Company recorded a non-cash expense of $211,849 related to these stock issuances, based on the trading price of Company shares on the date of issuances.

The shares issued identified in the previous paragraphs of this note are reflected at the date of issuance, rather than on the basis of the 100:1 reverse stock split which occurred after their issuance on June 17,2005.

On July 1, 2005, the Company entered into a consulting agreement with Donald Williams for strategic advisory services for which he received 75,000 free-trading shares of Common Stock. Accordingly, the Company recorded a non-cash charge of $45,750 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On July 1, 2005, the Company entered into a consulting agreement with Executive Payment Solutions, Inc. for strategic advisory services. The term of the contract is three months, for which they received 100,000 free-trading shares of Common Stock. Accordingly, the Company recorded a non-cash charge of $61,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTIONS -- CONTINUED

On August 1, 2005, the Company entered into a consulting agreement with Suffian Abdallah for strategic advisory services. The term of the contract is three months, for which the consultant received 25,000 free-trading shares of Common Stock. Accordingly, the Company recorded a non-cash charge of $15,250 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On July 15, 2005, the Company issued 71,429 free-trading shares of common stock to Steve Berrera for consulting services. Accordingly, the Company recorded a non-cash charge of $43,572 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On July 17, 2005, the Company issued 128,572 shares of free-trading common stock to Christopher McCauley, Secretary of the Company, for consulting services. Accordingly, the Company recorded a non-cash charge of $78,429 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On July 17, 2005, the Company issued 53,571 shares of free-trading common stock to Ben Kaplan for consulting services. Accordingly, the Company recorded a non-cash charge of $32,678 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

Commencing on July 27, 2005, the Company began advising its stock transfer agent that it should convert certificates surrendered representing 102 shares of $.001 par value convertible preferred stock into common stock of the Company at a rate of 800,000 free trading common shares every two weeks. These previously Rule 144 restricted preferred shares have been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares.

On August 4, 2005, as further discussed in Note 9 the Company's board of directors authorized the cancellation of Kamal Abdallah "Stock subscription receivable" of $4,000,000 in exchange for his return of the 153,333,333 shares for Company cancellation. In addition, Kamal Abdallah was released from assigning title to the real estate with an appraised value of $4,000,000 to the Company. In consideration for the aforementioned rescission transactions, the Company was required to and did issue 100,000 Class A convertible preferred shares and Kamal Abdallah was required to transfer marketable securities having an aggregate fair value of $1,000,000 to the Company. See Note 3 above entitled "Investment in Preferred Series B Rule 144 restricted stock of Siteworks Building and Development Co, publicly-traded entity" for a description of the securities furnished by Kamal Abdallah to the Company.

On August 17, 2005, the Company advised its stock transfer agent that the certificates for 70,000 of previously Rule 144 restricted shares of common stock in the hands of holders for a period in excess of one year from the date the shares were issued by the Company qualified to be released from that share trading restriction and on now freely trading shares. The Company had previously recorded a non-cash charge for consulting services in conjunction with the issuance of the shares.

On August 18, 2005, the Company issued 71,429 shares of free-trading common stock to Dr. Bashiruddin Usama in settlement of a preexisting liability of $31,500 for past consulting services accrued at December 31, 2004. The Company has recorded an additional non-cash charge of $19,929 for difference between the trading price of the shares on the date of their issuance in excess of the trading price on the date the past consulting services accrued liability was measured.

On August 18, 2005, the Company issued 8,500 shares of free-trading common stock to Dr. Bashiruddin Usama for current year consulting services. Accordingly, the Company recorded a non-cash charge of $6,120 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On August 18, 2005, the Company issued 150,000 shares of free-trading common stock to Christopher McCauley for current year consulting services. Accordingly, the Company recorded a non-cash charge of $108,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On August 18, 2005, the Company issued 440,000 shares of free-trading common stock to Kamal Abdallah for current year consulting services. Accordingly, the Company recorded a non-cash charge of $316,800 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTIONS -- CONTINUED

On August 18, 2005, the Company issued 27,105 shares of free-trading common stock to Dr. Robert Gilmore in settlement of notes payable totaling $5,421. Accordingly, the Company recorded a non-cash debt conversion charge of $14,095, based on the difference between the prices of the shares on the date of their issuance in excess of face value of the debt obligation.

On September 15, 2005, the Company issued 120,000 shares of free-trading common stock to Profit Planners, Inc. in settlement of a portion of a preexisting liability of $18,000 for past consulting services accrued at December 31, 2004. The Company has recorded an additional non-cash charge of $24,000 for the difference between the trading prices of the shares on the date of their issuance in excess of the trading price on the date the portion of past consulting services accrued liability was measured.

On September 16, 2005, the Company issued 53,571 shares of free-trading common stock to Triple Crown Consulting for current year consulting services. Accordingly, the Company recorded a non-cash charge of $18,750 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On September 28, 2005, the Company issued 200,000 shares of free-trading common stock to Profit Planners, Inc. in settlement of the remainder of preexisting liability of $ 9,477 for past year consulting services accrued at December 31, 2004. The Company has recorded an additional non-cash charge for difference between the trading price of the shares on the date of their issuance in excess of the trading price on the date the portion of past consulting services accrued liability was measured. It has also recorded a non-cash charge for the current year consulting services based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. Aggregate non-cash charges recorded in the current period for past and current year consulting services total 19,000 to date.

On September 30, 2005, the Company issued 69,085 shares of free-trading common stock to Dr. Bashiruddin Usama in settlement of notes payable totaling $11,468. Accordingly, the Company recorded a non-cash debt conversion charge of $6,494, based on the difference between the prices of the shares on the date of their issuance in excess of face value of the debt obligation.

On September 30, 2005, the Company issued 143,810 shares of free-trading common stock to Dr. Charles Harper in settlement of notes payable totaling $37,391. Accordingly, the Company recorded a non-cash debt conversion charge of $8,629, based on the difference between the prices of the shares on the date of their issuance in excess of face value of the debt obligation.

On September 30, 2005, the Company issued 500,000 shares of free-trading common stock to Christopher McCauley , Secretary of the Company, for current year consulting services. Accordingly, the Company recorded a non-cash charge of $130,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.


On September 30, 2005, the Company issued 1,500,000 shares of free-trading common stock to Kamal Abdallah, Chairman and CEO of the Company, in settlement of current year accrued unpaid compensation totaling $145,548. Accordingly, the Company recorded a non-cash charge of $244,452, related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On September 30,2005 the Company agreed to issue 255 shares of Class B convertible preferred stock ("Class B Preferred") with a $1,000 face value to Bratenahl Estates Development, LLC in consideration of $255,000 in cash. One share of Class B Preferred is convertible into 2000 shares of Common Stock. The Company received the entire $255,000 in cash during the current quarter. However, the actual Class B Preferred Stock certificates have not yet been issued to Bratenahl.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

Effective October 1, 2005, the company entered into an Employment Agreement with Christopher McCauley, the Vice President and Secretary of the Company. Effective, October 1, 2005, the Company renegotiated an Employment Agreement for four years with Kamal Abdullah, the Chairman, President and CEO of the Company. At September 30, 2005 the Company is committed as follows, under the agreements:

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES -- CONTINUED

Years ending Sept 30,
---------------------
                2006                 $   453,000
                2007                     270,000
                2008                     270,000
                2009                     270,000
                                     -----------
                                     $ 1,263,000
                                     -----------

LEASE AGREEMENTS

Effective October 1, 2005, the company entered into a lease agreement for office space which provides for annual aggregate the following minimum lease payments of approximately $6,900 for the year ending September 30, 2006

Rent expense was $4,043 and $0 for the nine months September 30, 2005 and 2004 respectively.

AGREEMENT TO PROVIDE LONG-TERM CONSTRUCTION FINANCING

In May 2005, the Company entered into a financing and construction arrangement with Tucker-Norcross Adventist Church of Norcross, Georgia, whereby the Company will utilize its network of consultants to perform construction and provide materials for that purpose and the underlying financing in the form of long-term preferred redeemable notes to complete development of certain facilities for an aggregate of up to $2,575,000. Upon execution of this agreement the Company received $80,000 as a prepayment on this contract.

During the quarter ended September 30, 2005, the Company made a payment of $15,000 to an unrelated third party entity as an advance fee to facilitate transferring both the Company's commitment to provide financing and the benefits of the income to be derived under that financing. The amount paid to this entity has been offset against the $80,000 advance financial fee received by the Company described in the preceding paragraph. As yet, the Company has not reached a definitive agreement transferring the commitments to the individual whom they paid the $15,000. No loss on the Company' failure to provide financing has been recorded at September 30, 2005 since the Company anticipates no such losses will be incurred to arrange alternative financing.

BOARD APPROVED CHANGE IN COMPANY MANAGEMENT AND TERMINATION OF CERTAIN AGREEMENTS WITH NOW FORMER OFFICERS AND A SHAREHOLDER CONSULTANT

On June 9, 2005, the Board of Directors of the Company agreed by a majority vote to remove both Curtis Pree as the Company's COO, and George Csatary as the Company's CFO and terminated an employment agreement with Curtis Pree.

On June 17, 2005, the Board of Directors of the successor Company ("Universal Property Development and Acquisition Corporation") in a Board resolution affirmed that the Board members now consists of Kamal Abdallah, Chairman and CEO, Christopher J. McCauley, Secretary, and Steven Barrera. In that same resolution the Board terminated existing consulting agreements with Ten and Ten and its principals.

It is unclear what financial impact, if any, the termination of the agreements with Curtis Pree, a Vice president in Ten and Ten, and with Ten and Ten may have on the Company.

NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to consulting fees and services incurred through issuances of common stock described in Note 8 above, the Company also incurred other consulting fees and services to Payment Solutions Group, Inc., paid or payable in cash of $25,000 and $70,244 for the nine months ended September 30, 2005 and 2004, respectively. Accordingly, consulting fees and services incurred by the Company to Payments Solutions Group, Inc., including share issuances and amounts paid or payable in cash, aggregated $375,000 and $158,744 during the nine months ended September 30, 2005 and 2004 respectively. In May 2005, the Company issued 61,534 shares of common stock to Payment Solutions in settlement of accounts payable and accrued expenses payable of $92,301, resulting in $92,301 of the loss on conversion costs being incurred from their liabilities. In addition, at September 30, 2005 and 2004, the Company has an accrued liability of $125,000 and $0 for such consulting fees and services incurred to Payment Solutions, Inc.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS -- CONTINUED

In May 2005, the Company issued 14,333 and 20,148 shares of common stock to Richard Brit and Teena Martin, in settlement of accounts payable and accrued expenses payable of $19,350 and $27,200, respectively, resulting in $56,894 of the loss on conversion costs being incurred from their liabilities.

During the nine months ended September 30, 2005 and 2004, the Company incurred $170,548 and $-, respectively, of consulting fees and services to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company, of which $- is included in accrued liabilities at September 30, 2005. Accordingly, consulting fees and services incurred by the Company to Kamal Abdallah, including share issuances and amounts paid or payable in cash, aggregated $731,800 and $0 during the nine months ended September 30, 2005 and 2004, respectively.

During the nine months ended September 30, 2005 and 2004, the Company incurred $108,113 and $- respectively of consulting fees and services to Profit Planners, Inc., a minor shareholder/consultant, of which $55,090 is reflected in accrued liabilities at September 30, 2005. Accordingly, consulting fees and services incurred by the Company to Profit Planners, Inc., including share issuances and paid or payable in cash, aggregated $176,113 and $- during the nine months ended September 30, 2005 and 2004 respectively.

During the nine months ended September 30, 2005, consulting fees and services incurred by the Company includes $12,500 to Teresa Hodge, a minor shareholder consultant and the CEO of Ten and Ten.

NOTE 11 - RECLASSIFICATIONS OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND RELATED DISCLOSURES TO COMFORM TO PRESENTATIONS MADE IN THREE MONTHS AND NINE MONTHS ENDED FINANCIAL STATEMENTS AND NOTES

As a result of management's post-issuance review of its originally filed Form 10QSB for the quarter ended March 31, 2005, filed on May 23, 2005, to satisfy questions raised by the independent auditors Kahn Boyd Levychin, it was determined that the footnotes to the financial statements for the three months then ended required additional information concerning consulting fees and services incurred by the Company through the issuance stock, options thereon, as well as amounts paid or payable in cash to individuals or entities with a unique relationship to the Company, such as officers and directors, key employees, significant consultants and major or other shareholders. The financial statements for that quarter were corrected to reflect a more transparent depiction of these unique relationships in a 10QSB/A amended filing made with the 10QSB for the quarter ended June 30, 2005.

The financial statements for the three months and nine months ended September 30, 2004 have been reclassified to conform to presentations made for the nine months ended September 30, 2005 to similarly reflect a more transparent depiction of these unique relationships in the "Statements of Operations" and "Statements of Cash Flows," and the appropriate particular disclosures.

NOTE 12 - RESCISSION OF CAROL POP STOCK SUBSCRIPTION RECEIVABLE

In August 2004, the Company entered into a financing agreement with Carol Pop, an individual investor that had already been amended to extend the closing to May 1, 2005. Under the terms of the agreement, the Company issued 22,222,000 restricted common shares for $350,000, of which the Company received $20,000 against the subscription prior to December 31, 2004. Accordingly, at December 31, 2004, the remainder balance of the subscription receivable was $330,000 and had been offset against shareholders' deficit .In August 2005 the Company and Carol Pop agreed to cancel 22,222,000 shares previously issued as Carol Pop was unable to deliver the remaining $330,000. The Company agreed to issue common stock for the $20,000 previously received from Carol Pop. To date, the shares have not as yet been issued to Carol Pop. However, Carol Pop did return the shares during the current quarter

The Company had incurred $21,354 in costs associated with the previously pending Company acquisition of real estate from Carol Pop involved in the financing agreement discussed in the previous paragraph. The aforementioned costs previously recorded as due from Carol Pop by the Company have been written off as a "loss on impairment of investment acquisition costs" during the second quarter of 2005.

NOTE 13 - ABANDONED PLANS FOR ACQUISITION OF EQUITY INTEREST IN BRATENAHL EXTENSION, LLC

During July 2005 the Company entered into a memorandum of understanding with Bratenahl Estates Development, LLC ("Bratenahl"). Bratenahl is an Ohio based company engaged directly and through affiliates in the acquisition and development of real estate projects in Cleveland, Ohio and the ownership, management, engineering, renovation, construction, installation and maintenance of such real estate.

Bratenahl and the Company agreed to join forces as strategic alliance partners. This strategic alliance was to undertake to acquire Bratenahl Extension, LLC an Ohio limited liability company, which owned an 83 apartment building in Cleveland, Ohio. Bratenahl was to own 70% and the Company was to own 30% of the acquired LLC.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 13 - ABANDONED PLANS FOR ACQUISITION OF EQUITY INTEREST IN BRATENAHL EXTENSION, LLC -- CONTINUED

The Company agreed to pay $300,000 in cash or stock to Bratenahl in consideration of its consultation on this project and to provide an additional $200,000 in cash or stock to the acquired LLC 90 days thereafter, and an additional $500,000 in cash or stock to the acquired LLC within 90 days after that. Said funds will be utilized for the sole purpose of renovation and repair of the real estate owned by the acquired LLC. To date the Company has not yet provided the initial $300,000. Carol Pop, who is mentioned in the subsequent event matter, is a managing member in Bratenahl.

In September 2005, Bratenahl and the Company, by mutual agreement, informally cancelled the memorandum of understanding without penalty to either of the parties, as this investment did not fit with either entities business plans upon further reflection. Accordingly, the Company has no gain or loss to report as a result of the cancellation of this transaction.

NOTE 14 - SUBSEQUENT EVENT

In October 2005, the Company executed a memorandum of understanding with Dark Horse Exploration, Inc. (DHE), a Wyoming corporation, and Masaood Group, Ltd. for the development and production of a natural gas and oil field consisting of 4,000 acres in Northern Utah. UPDA will own sixty percent (60%) of the joint venture, DHE will own thirty percent (30%) and Masaood will own ten percent (10%). Pursuant to the memorandum of understanding, DHE will operate the field which presently has five (5) wells and which will be expanded to eighty (80) wells. Masaood has agreed to invest $1,000,000 and has provided initial funding of $150,000 for the revitalization of the existing wells. UPDA has agreed to re-invest its portion of the initial profits, up to $1,000,000, for the drilling of additional wells.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Universal Property Development and Acquisition Corporation focuses on the acquisition and development of proven mineral and other energy opportunities through joint ventures.

Results of Operations

In 2005 and 2004 the Company did not have any revenues.

Consulting fees and services for the nine months ended September 30, 2005 as compared with September 30, 2004 increased by $6,811,317 primarily related to the Company increased efforts to bring operating revenues into the Company. In the third quarter ended September 30, 2005 consulting fees and services compared with the third quarter ended September 30, 2004 increased by $1,240,661 primarily because of increased issuance of stock for consulting services.

General and Administrative for the nine months ended September 30, 2005 as compared to September 30, 2004 increased by $173,923 primarily related to the Company increased efforts to bring operating revenues into the Company. In the quarter ended September 30, 2005 as compared to September 30, 2004 the Company increased its general and administrative expenses by $124,099, as the Company is making a conscious effort to minimize its expenses.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of September 30, 2005, the Company had approximately $10,000 in cash. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated May 13, 2005 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historically rely upon financing from the sale of equity securities and debt to sustain operations.

The Company will have to raise cash in the future from the sale of equity or debt to support its operations. The Company estimates that its will need to raise at least $2 million to execute its business plan.

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

See Note's 1 & 4.

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

As of June 8, 2005, PCRG had 2,947,294 shares of common stock outstanding, each of which is entitled to one vote for each in the election of directors. Pursuant to the By Laws of the corporation, no more than two directors are elected at any time and two directors are presently being removed by written consent. Shareholders holding 2,004,728 shares of PCRG common stock entitled to vote for the election of directors voted through the Majority Written Consent of the Stockholders of Procore Group, Inc. to remove Mr. Pree and Mr. Csatary from the PCRG board of directors. The 2,004,728 shares of common voting to remove Mr. Pree and Mr. Csatary equaled 68.02% of the outstanding PCRG common stock entitled to vote on the election and removal of directors. Therefore, the shares of PCRG common stock voted through the Majority Written Consent of the Stockholders of Procore Group, Inc. to remove Mr Pree and Csatary from the PCRG board of directors exceeded the =majority vote required for such action by the CCC. Such removals were effective on June 5,2005 and June 8, 2005, the date of execution of the Majority Written Consent of the Stockholders of Procore Group, Inc.

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

The Plan and Agreement of Merger (Exhibit B) and the Articles of Incorporation (Exhibit C) of Universal establish that Universal shall be authorized to issue a total of 2,500,000,000 shares of stock with 2,000,000,000 of those shares being common stock .001 par value. In addition, the Board of Directors of Universal is authorized to prescribe the classes, series and the number of each class or series of stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock. The Board of Directors may be made up of 5 members each elected to concurrent annual terms. The Board of Universal as existed prior to the merger survives the merger. It has scheduled regular meetings and will act as necessary to pursue the objectives of the company, including the acquisition of underperforming commercial and residential real estate and redevelopment of proven mineral opportunities through joint ventures with under funded property owners and leaseholders.

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


                                 Universal Property Development and
                                 Acquisition Corporation


Date:  November 21, 2005         /s/  Kamal Abdallah
                                 ------------------------------
                                 Kamal Abdallah
                                 Chairman