Form 10KSB
period 2005-12-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2006-04-17
CIK 923771

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

         For The Fiscal Year Ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ___________ To __________

                                -----------------

                         Commission file number: 0-25416

                                 ---------------

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

               Nevada                                       20-3014499
-----------------------------------                   --------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No)

             14255 U.S. Highway #1, Suite 209, Juno Beach, FL 33408
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 630-2977
                (Issuer's Telephone Number, Including Area Code)
                                -----------------

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.001 per share

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Registrant's revenues for its most recent fiscal year ended December 31, 2005 were $29,092.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 30, 2006 was $15,810,998 based on the closing bid price of $0.18 per share as reported on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") operated by the National Association of Securities Dealers, Inc.

As of March 30, 2006, the registrant had 90,620,306 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|


                           Forward Looking Statements

              All statements, other than statements of historical fact included in this Annual Report on Form 10-KSB (herein, "Annual Report") regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "could", "believe", "anticipate", "intend", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the "Risk Factors" and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

              Unless the context otherwise requires, references in this Annual Report to "UPDA", "registrant", "issuer", "we", "us", "our", "the Company" or "ours" refer to Universal Property Development and Acquisition Corporation.

                                     PART I

ITEM 1 - Description of Business

Historical Background

Universal Property Development and Acquisition Corporation (the "registrant") was incorporated in the State of California in 1982 under the name Tahoe Lake Concession. In August 1983 we changed our name to BAOA, Inc., in November 2000 we changed the name to Call Solutions, Inc., and in November 2003 we changed our name to Procore Group, Inc. In June 2005, the Board of Directors of the registrant authorized and approved the upstream merger of the registrant's wholly owned subsidiary, Universal Property Development and Acquisition Corporation, a Nevada corporation which had no operations, with and into the registrant pursuant to Chapter 92A of the Nevada Revised Statutes (the "Upstream Merger"). The Upstream Merger became effective on June 17, 2005, when the registrant filed Articles of Merger with the Nevada Secretary of State. In connection with the Upstream Merger, and as authorized by Section 92A.180 of the Nevada Revised Statutes, the registrant changed its state of domicile from California to Nevada and changed its name from Procore, Inc. to Universal Property Development and Acquisition Corporation. The Board of Directors of the registrant as it existed prior to the Upstream Merger survived the merger with no resignations or new appointments. As a result of the name change, the registrant's common stock now trades on the OTC Bulletin Board under the trading symbol "UPDA.OB".

General

Our principal executive offices are located at 14255 U.S. Highway #1, Suite 209, Juno Beach, FL 33408, and our telephone number is (561) 630-2977.

We are engaged in oil and natural gas acquisition, development and production, with activities currently in Texas. Our focus will be on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

We operate as a holding company which operates through the formation of joint ventures with other entities in the oil and natural gas acquisition, development and production industry. We currently are joint venture partners in three joint ventures through which we have operations in the states of Texas. Through the formation of joint ventures, we have been able to expand our portfolio of assets, broaden our base of operations and hire, or otherwise engage individuals with extensive industry knowledge and experience.

Our current operating joint ventures are Canyon Creek Oil & Gas, Inc., West Oil & Gas, Inc., Winrock Energy, Inc., Texas Energy, Inc. and UPDA Petro Trading, Inc.

Joint Ventures

Canyon Creek Oil & Gas, Inc.

Canyon Creek Oil & Gas Inc. ("CANYON"), a Nevada corporation, was formed in July 2005 as a joint venture entity between us, US Production & Exploration, LLC ("USPX") and Triple Crown Consulting ("TCC") for the purpose of acquiring currently producing oil and gas properties, low risk drilling prospects and existing wells in need of state-of-the-art technology to improve profitability within the state of Texas. We own sixty-five percent (65%) of the capital stock of CANYON, USPX owns thirty percent (30%) of the capital stock of CANYON and TCC owns five percent (5%) of the capital stock of CANYON. CANYON holds the leases to over sixty (60) oil and gas wells located on more than 2,000 acres in North Texas. CANYON also holds leases on oil and gas properties located in the Inez Field in Victoria County, Texas and the Giddings Gas Field in Fayette County, Texas as well as properties in Archer, Palo Pinto, Starr, Young and Coleman County, Texas. CANYON is pursuing a revitalization program on all of its properties in order to improve production and bring more wells on line.

The following table shows the current status of the work being done by CANYON on its leases and the current oil and gas production statistics for each of those leases:

                                                                               Oil       Natural Gas
        Site County     Total    Total    Wells                             Production    Production         Oil       Natural Gas
                        Acres    Wells    Online     Current Status         (bopm)(1)     (mcfgm)(2)      Purchaser     Purchaser
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- ----------------
Coleman County (Hagler   915       16       7    Workover in progress            750        1,000        Sunoco     West Texas Gas
Field)                                                                                                              (WTG)
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- ----------------
Archer County            960       17       11   Workover completed on        2,600    In the process    Sunoco
                                                 11 wells                              of building
                                                                                       gathering system
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- ----------------
Palo Pinto County        614       28       0    Workover in progress           0             0
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- ----------------
Victoria (Inez Field)    243       1        0    Workover completed -           0             0                     Duke Energy
                                                 connecting to sales
                                   line
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- ----------------
Fayette County           80     1 (gas)     0    Workover scheduled for         0             0
(Giddings Field)                                 March
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- ----------------
Young County (Prideaux   40        1        1    Workover completed -           60          4,500        Sunoco     Dynergy
Field)                                           Online
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- ----------------
Starr County (Boyle      268       4        0    Workover scheduled for         0             0
Field)                                           April
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- ----------------
Total for 7 sites       3,120      68       17                                3,410         5,500


(1)   "bopm" means "barrels of oil per month".
(2)   "mcfgm" means "Natural Gas Production per month".

West Oil & Gas, Inc.

West Oil & Gas Inc. ("WOG"), a Nevada corporation, was formed in October 2005 as a joint venture entity between us, Triple Crown Consulting, Inc. ("TCC"), RAKJ ("R"), Rene Kronvold ("RK") and Masaood Group ("MG") for the purpose of acquiring currently producing oil and gas properties, low risk drilling prospects and existing wells within the state of Utah. We own seventy percent (70%) of the capital stock of WOG, TCC owns five percent (5%) R owns five percent (5%), RK owns five percent (5%) and MG owns fifteen percent (15%) of the capital stock of WOG. WOG is in the process of reviewing several properties in the Uintah Basin, Utah, the Altamont-Bluebell field in Utah and elsewhere throughout the State of Utah. Under the current structure of the WOG joint venture, MG will provide the necessary funding for any workover or additional drilling of wells on the properties ultimately acquired by WOG.

This joint venture was inactive at December 31, 2005.

Winrock Energy, Inc.

Winrock Energy, Inc. ("WEG"), a Nevada corporation, was formed in December 2005 as a joint venture entity between us and Lion Partners Hedge Fund ("LPHF") for the purpose of acquiring certain mineral leases on properties located in Osage County, Oklahoma. The property subject to such leases covers 3,840 acres in Osage County, Oklahoma and has a history of oil and gas production dating back to the 1950's. We own sixty percent (60%) of the capital stock of WEG and LPHF owns the other forty percent (40%) of the capital stock of WEG.

This joint venture was inactive at December 31, 2005.

Texas Energy, Inc.

Texas Energy, Inc., a Nevada corporation, was formed in March 2006 as a joint venture entity between us and Sundial Resources, Inc. of Graham, Texas for the purpose of development of Thresher-Medlin leasehold in Young County, Texas. Upon completion of the formation of this joint venture entity, we will own seventy percent (70%) of the capital stock of Texas Energy and Sundial Resources, Inc. will own percent (25%) and Triple Crown Consulting 2.5 % and RAKJ, Inc. will own the remaining 2.5% of the capital stock of Texas Energy.

This joint venture was inactive at December 31, 2005.

UPDA Texas Trading, Inc.

This joint venture was inactive at December 31, 2005.

Business Development

Since August 2005, we have striven to build our asset base and achieve growth primarily through property acquisitions. From the implementation of our business plan through December 31, 2005, we have increased our proved reserves to approximately 310,928 Boe (barrel of oil equivalent), and 6,275,000 mcf (natural gas), based on in-house estimates, through the acquisition of interests in five properties. As of December 31, 2005, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $27.6 million. We spent approximately $1.9 million on acquisitions and capital projects during 2005.

We have a portfolio of oil and natural gas reserves, with approximately 5% of our proved reserves consisting of oil and approximately 95% consisting of natural gas. Approximately 52% of our proved reserves are classified as proved developed producing, or "PDP." None of our proved reserves are classified as proved developed non-producing, or "PDNP," and approximately 48% are classified as proved undeveloped, or "PUD."

Competitive Business Conditions

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects  and to find and  develop  reserves  in the future  will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Pricing for natural gas is more regional. Because the current domestic demand for oil and gas exceeds supply, we believe there is little risk that all current production will not be sold at relatively fixed prices. To this extent we do not believe we are directly competitive with other producers, nor is there any significant risk that we could not sell all our current production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. However, more favorable prices can usually be negotiated for larger quantities of oil and/or gas product. In this respect, while we believe we have a price disadvantage when compared to larger producers, we view our primary pricing risk to be related to a potential decline in international prices to a level which could render our current production uneconomical.

We are presently committed to use the services of the existing gathering companies in our present areas of production. This potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company would require substantial additional costs (since an alternative gathering would be required to lay new pipeline and/or obtain new rights of way to any lease from which we are selling production).

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For fiscal year 2005, one customer, Sonoco, was responsible for generating 100% of our total oil sales, and two customers, Dynergy and West Texas Gas, were responsible for generating all of our natural gas sales. Dynergy accounted for approximately 82% of our total natural gas sales and West Texas Gas accounted for approximately 18% of our total gas sales. However, we believe that the loss of either of these customers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

Governmental Regulations

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state.

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Although the FERC's orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

We cannot accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Therefore, we cannot provide any assurance that the less stringent regulatory approach recently established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

Regulation of Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Compliance and Risks

Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while we believe this generally to be the case for our production activities in Texas, there are various regulations issued by the Environmental Protection Agency ("EPA") and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

In Texas, specific oil and gas regulations apply to the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as "CERCLA" or Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as "RCRA"; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

Compliance with these regulations may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been maintained or projected by us at this time. We are not presently aware of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which either us or our acquired properties are involved or subject to, or arising out of any predecessor operations.

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies which include: ordering a clean-up of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations the agencies may also pursue criminal remedies against us or our principal officers.

Current Employees

As of December 31, 2005, we had two full-time employees and two consultants. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

We, or our joint venture entities, retain certain engineers, geologists, landmen, pumpers and other personnel on a contract or fee basis as necessary for our operations.

ITEM 2 - Description of Property

General Background

Since the implementation of our business plan in July 2005, we have begun to build an asset base and achieve growth, primarily through property acquisitions, but with some exploitation activities. From the implementation of our business plan through December 31, 2005, our proved reserves have grown to 310,928 Boe, at an average acquisition/drilling cost of $0.29 per Boe. All reserves are from properties located in Texas. We spent approximately $1.9 million on capital projects during 2005. We expect to further develop these properties through additional drilling. Although our focus will be on development of our existing properties, we also intend to continue seeking acquisition opportunities that compliment our current portfolio. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while proceeds from future equity transactions may also be available for development projects or future acquisitions. We believe that our acquisition experience, together with our operating experience and efficient cost structure, provides us with the potential to continue our growth.

We have a portfolio of oil and natural gas reserves, with approximately 5% of our proved reserves consisting of oil and approximately 95% consisting of natural gas. Approximately 52% of our proved reserves are classified as proved developed producing, or "PDP." None of our proved reserves are classified as proved developed non-producing, or "PDNP," and approximately 48% are classified as proved undeveloped, or "PUD."

The following table summarizes our total net proved reserves as of December 31, 2005.

       Geographic Area      Oil                 Natural Gas            Total
                            ---                 -----------            -----
                           (Bbl)                   (Mcf)
       Texas              310,928                6,274,966           6,585,894


Cost Information

We conduct our oil and natural gas activities entirely in the United States. Our average production costs, per Boe were $0.29 in 2005. Net costs capitalized during the years ended December 31, 2005, related to our oil and natural gas producing activities are shown below.

For the Year Ended December 31, 2005
Acquisition of proved properties                                  680,031
Acquisition of unproved properties                                110,000
Exploration costs                                                      --
Development costs                                               1,145,375
Acquisition of support and office equipment                            --
Asset retirement costs recognized according to SFAS No. 143            --
                                                               ----------
                                                               ----------
Total Costs Incurred                                           $1,935,406
                                                               ==========

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on reports prepared in-house in accordance with the provisions of SFAS 69, "Disclosures About Oil and Gas Producing Activities." The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States.

Management's Business Strategy Related to Properties

Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing acquisitions of additional properties. Specifically, we have focused, and plan to continue to focus, on the following:

Developing and Exploiting Existing Properties. We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. We believe that our current and future cash flow will enable us to undertake the exploitation of our properties through additional drilling and development activities.

Pursuing Profitable Acquisitions. We have historically pursued acquisitions of properties that we believe to have exploitation and development potential comparable to our existing inventory of drilling locations. We will pursue an acquisition program designed to increase reserves and complement our existing core properties. We have access to an experienced team of management and engineering professionals who identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. While our emphasis in 2006 and beyond is anticipated to focus on the further development of our existing properties, we will continue to look for properties with both existing cash flow from production and future development potential.

Other Properties and Commitments

We currently lease our principal executive offices in Juno Beach, Florida. At December 31, 2005, the lease was for approximately 900 square feet of office space, at an annual rental of $5,000 the current facility is adequate for our current operations.

Risk Factors

You should carefully consider each of the risks described below, together with all of the other information contained or incorporated by reference in this Annual Report. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading prices of our common stock could decline.

General Risks Related to Our Company

We Have a Limited Operating History.

Because our business plan was only adopted in July 2005 we have a limited operating history. Such limited operating history makes it more difficult to predict whether or not we will be successful in the future. Our future financial and operational success is subject to the risks, uncertainties, expenses, delays and difficulties associated with managing a new business, many of which may be beyond our control. In addition, we compete in a volatile and highly competitive industry and we may face many uncertainties. Our success will depend on many factors, including those described in this Risk Factors section.

We Have a History of Losses and May Need Additional Financing

We have experienced operating losses, as well as net losses, for each of the years during which we have operated. We anticipate future losses and negative cash flow to continue for the foreseeable future.

To date, we have received only limited revenue from the sale of our products. We have incurred significant costs in connection with the development of our leases and properties and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our oil and gas production, no assurance can be given that these products can be sold on a net profit basis. Included in such former and future losses are development expenses and general and administrative expenses. We anticipate that our losses will continue until we are able to generate sufficient revenues to support our operations. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Similarly, in the future, we may not generate sufficient revenue from operations to pay our operating expenses. If we fail to generate sufficient cash from operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of common or preferred stock to meet our cash needs. Even if we can complete such transactions, they may not be on terms that are favorable or reasonable from our perspective.

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

Managing Growth and Expansion.

We currently anticipate a period of growth as a result of the recent production and sale of the oil and gas by our joint venture entities under the leases on their properties. The resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

Risks Relating to the Oil and Natural Gas Industry and Our Business

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

      o     changes in global supply and demand for oil and natural gas;
      o the actions of the Organization of Petroleum Exporting Countries, or OPEC;
      o     the price and quantity of imports of foreign oil and natural gas;
      o political conditions, including embargoes, in or affecting other oil-producing activity;
      o the level of global oil and natural gas exploration and production activity;
      o     the level of global oil and natural gas inventories;
      o     weather conditions;
      o     technological advances affecting energy consumption; and
      o     the price and availability of alternative fuels.


Lower oil and natural gas prices may not only decrease our revenues on a per share basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices will also negatively impact the value of our proved reserves. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

A substantial percentage of our proven properties are undeveloped; therefore the risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.


Because a substantial percentage of our proven properties are proved undeveloped (approximately 95%) we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.


While our current business plan is to fund the development costs with cash flow from our other producing properties, if such cash flow is not sufficient we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, increased borrowings or other means.


Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.


Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read "--Reserve estimates depend on many assumptions that may turn out to be inaccurate" (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:


      o delays imposed by or resulting from compliance with regulatory requirements;
      o     pressure or irregularities in geological formations;
      o shortages of or delays in obtaining equipment and qualified personnel;
      o     equipment failures or accidents;
      o     adverse weather conditions;
      o     reductions in oil and natural gas prices;
      o     title problems; and
      o     limitations in the market for oil and natural gas.

If our assessments of recently purchased properties are materially inaccurate, it could have significant impact on future operations and earnings.

We have aggressively expanded our base of producing properties, the successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

      o     the amount of recoverable reserves;
      o     future oil and natural gas prices;
      o     estimates of operating costs;
      o     estimates of future development costs;
      o     estimates of the costs and timing of plugging and abandonment; and
      o     potential environmental and other liabilities.

Our assessment will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. As noted previously, we plan to undertake further development of our properties through the use of cash flow from existing production. Therefore, a material deviation in our assessments of these factors could result in less cash flow being available for such purposes than we presently anticipate, which could either delay future development operations (and delay the anticipated conversion of reserves into cash), or cause us to seek alternative sources to finance development activities.

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties, potentially negatively impacting the trading value of our securities.

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down could constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves.

In order to prepare our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reported reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues from our reported proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. If future values decline or costs increase it could negatively impact our ability to finance operations, and individual properties could cease being commercially viable, affecting our decision to continue operations on producing properties or to attempt to develop properties. All of these factors would have a negative impact on earnings and net income, and most likely the trading price of our securities.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are in various stages of evaluation, ranging from prospects that are currently being developed, to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage 95% of our proved reserves are currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

      o environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
      o     abnormally pressured formations;
      o mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
      o     fires and explosions;
      o     personal injuries and death; and
      o     natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect us.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:


      o     discharge permits for drilling operations;
      o     drilling bonds;
      o     reports concerning operations;
      o     the spacing of wells;
      o     unitization and pooling of properties; and
      o     taxation.

Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

Our   operations   may  incur   substantial   liabilities  to  comply  with  the
environmental laws and regulations.

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

With the recent increase in the prices of oil and natural gas, we have encountered an increase in the cost of securing drilling rigs, equipment and supplies. Shortages or the high cost of drilling rigs, equipment, supplies and personnel are expected to continue in the near-term. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

Currently, the majority of our production is sold to marketers and other purchasers that have access to nearby pipeline facilities. However, as we begin to further develop our properties, we may find production in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas have several adverse affects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

Competition in the oil and natural gas industry is intense, which may adversely affect our ability to compete.

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects  and to find and  develop  reserves  in the future  will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

Risks Relating to Our Common Stock

The market price of our stock may be affected by low volume float and the issuance of additional shares of our common stock upon the conversion of shares of our preferred stock.

As of March 30, 2006 we had an aggregate of 102,986 shares of our three classes of preferred stock outstanding, which are convertible, or will be convertible within the next twelve (12) months, into an aggregate of 379,860,000 restricted shares of our common stock.

Substantial sales of our common stock, including shares issued upon the conversion of our preferred shares, in the public market, or the perception that these sales could occur, may have a depressive effect on the market price of our common stock. Such sales or the perception of such sales could also impair our ability to raise capital or make acquisitions through the issuance of our common stock.

We have no plans to pay dividends on our common stock. You may not receive funds without selling your stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities.

Provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

While we do not believe that we currently have any provisions in our organizational documents that could prevent or delay a change in control of our company (such as provisions calling for a staggered board of directors, or the issuance of stock with super-majority voting rights), the existence of some provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. Nevada law imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

Our Common Stock Is Subject To "Penny Stock" Restrictions Under Federal Securities Laws, Which Could Reduce The Liquidity Of Our Common Stock

The Securities and Exchange Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On March 31, 2006, the closing price for our common stock, as quoted on the Over the Counter Bulletin Board, was $0.18 per share and therefore, our common stock is designated a "Penny Stock." As a penny stock, our common stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

The penny stock restrictions will no longer apply to our common stock if we become listed on a national exchange. In any event, even if our common stock were exempt from the penny stock restrictions, we would remain subject to
Section 15(b)(6) of the Exchange Act, which gives the Securities and Exchange Commission the authority to restrict any person from participating in a distribution of penny stock, if the Securities and Exchange Commission finds that such a restriction would be in the public interest.

Significant dilution may be caused by the conversion of our outstanding shares of Series A Preferred Stock, and other shares of our preferred stock, to common stock. Additional dilution may be caused by any issuance of additional shares of our Series A Preferred Stock or other class of preferred stock.

On August 4, 2005, the Company issued 80,000 shares of the company's Series A Convertible Preferred Stock to Kamal Abdallah for an aggregate purchase price of $800,000. Each share of the Preferred Stock is convertible into 1,000 shares of UPDA common stock. 53,334 shares of Mr. Abdallah's Preferred Stock are currently convertible, or are convertible within the next sixty (60) days, into 53,334,000 shares of UPDA common stock. Mr. Abdallah paid for the shares of Preferred Stock by transferring securities owned by him with an aggregate market value of $800,000 to UPDA.

On August 4, 2005, the Company issued 20,000 shares of the company's Series A Convertible Preferred Stock to Christopher McCauley for an aggregate purchase price of $200,000. Each share of the Preferred Stock is convertible into 1,000 shares of UPDA common stock. 13,334 shares of Mr. McCauley's Preferred Stock are currently convertible, or are convertible within the next sixty (60) days, into 13,334,000 shares of UPDA common stock. Mr. McCauley paid for the shares of Preferred Stock by transferring securities owned by him with an aggregate market value of $200,000 to UPDA.

In addition, as of March 30, 2006, we had 1,223 shares of our 2003 Preferred Stock (as defined below) and 1,763 shares of our Class B Preferred Stock issued and outstanding. In the aggregate, these outstanding shares of 2003 Preferred Stock and Class B Preferred Stock will be convertible within the next twelve
(12) months into 279,860,000 shares of our common stock. The issuance of such a substantial number of shares of our common stock, or the perception that such issuances will occur, may have a depressive effect on the market price of our common stock. Furthermore, such share conversions or the perception that such share conversions will occur, could also impair our ability to raise capital or make acquisitions through the issuance of our common stock. See the "Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters" section of this Annual Report at page 17 for a more detailed description of our capitalization.

The ownership of our voting capital stock is closely held, giving a small group of shareholders control of our company.

Approximately 44.2% of the outstanding voting shares of our capital stock is currently held by two (2) insider investors. See the "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" section of this Annual Report at page 32. Consequently, this small number of shareholders will be able to control the business decisions of our company, including, but not limited to, the election of the members of our Board of Directors.
ITEM 3 - Legal Proceedings

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings. We do not presently have any material litigation pending or threatened.

ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during our fiscal quarter ended December 31, 2005

                                     PART II

ITEM 5 - Market for Registrant's Common Stock and Related Stockholder Matters
         -----------------------------------------------------------------------

Market for our Common Stock

Our common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "UPDA.OB".

The following table sets forth the range of high and low closing bid prices for our common stock for the periods indicated as reported by the National Quotation Bureau, Inc. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

      Period                                 High Bid               Low Bid
      ------                                 --------               -------

1st Quarter 2004                             $   0.58               $  0.20
2nd Quarter 2004                                 0.28                  0.10
3rd Quarter 2004                                 0.10                  0.05
4th Quarter 2004                                 0.14                  0.01

1st Quarter 2005                             $   0.14               $  0.04
2nd Quarter 2005                                 0.05                  0.01
3rd Quarter 2005                                 0.88                  0.25
4th Quarter 2005                                 1.00                  0.21

1st Quarter 2006 (through                    $   0.55               $  0.17
March 31, 2006)

As of March 31, 2006, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on our common stock were $0.178 and $0.18 respectively.

Record Holders

As of March 30, 2006, there were approximately 385 holders of record of our common stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The beneficial owners of such shares are not known to us.

As of March 30, 2006, the shareholders list from our transfer agent shows that there were 90,620,306 shares of common stock outstanding. Of those shares, 2,781,429 shares, or 3 percent of our outstanding common stock, were owned by our officers and directors.

Dividend Policy

Our Board of Directors determines any payment of dividends to our common stockholders. We have not paid any dividends on our common stock during the last two years, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, our credit facility prohibits us from paying dividends.

Recent Sales of Unregistered Securities

During the fourth quarter of 2005, the Company issued 867,809 shares of common stock as payment for past services rendered to the Company by various consultants. The Company recorded non-cash compensation charges for $529,433 related to the issuances, reflecting the fair market value of the shares when granted. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Each of the consultants who received shares of our common stock in the above referenced transactions are accredited investors, as defined by Rule 501 of Regulation D, and have the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

In December 2005, we issued 576,923 shares of our common stock to Dr. Fred Harris in settlement of a $106,731 outstanding debt owed by the Company to Dr. Harris. In December 2005, we also issued 135,000 shares of our common stock to Mr. Hunter Covington in settlement of a $40,000 outstanding debt owed by the Company to Mr. Covington. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Dr. Harris and Mr. Covington are accredited investor, as defined by Rule 501 of Regulation D, and have the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

On December 31, 2005, we issued Six Hundred and Ninety-Eight (698) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between Miramar and us. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of Six Hundred and Ninety-Eight
(698) Thousand Dollars ($698,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the fourth quarter of 2005 we advised our stock transfer agent that any certificates representing shares of the 1,352 outstanding shares of our $.001 par value convertible preferred stock issued and dated prior to October 2003 (the "2003_Preferred Stock") that were surrendered by the holders thereof for conversion to shares of our common stock should be converted at a rate of 200,000 shares of common stock for each share of the 2003 Preferred Stock surrendered (a rate equivalent to the conversion rate of the preferred shares prior to any stock splits of our common stock). The outstanding shares of 2003 Preferred Stockare restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Company. No additional consideration is payable upon the conversion of the 2003 Preferred Stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of the 2003 Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. During the year ended December 31, 2005, approximately one hundred and twenty-nine (129) shares of the_2003 Preferred Stock were converted into 25,855,000 shares of our common stock in the manner described above.

On February 13, 2006, we issued Eight Hundred and Ten (810) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of Eight Hundred and Ten Thousand Dollars
($810,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

Capitalization

As of March 30, 2006, we had 945 shares of our 2003 Preferred Stock, as defined above, issued and outstanding. The outstanding shares of 2003 Preferred Stock are restricted shares that have been fully paid and outstanding for a period in excess of two years from their date of their issuance and, therefore, they cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. On or after June 30, 2006, each share of 2003 Preferred Stock will be convertible into 200,000 shares of our common stock. Based upon 945 shares of our 2003 Preferred Stock being outstanding, an aggregate of 189,000,000 shares of our common stock will be issuable upon the conversion of all the outstanding shares of Procore Preferred Stock. No additional consideration is payable upon the conversion of the 2003 Preferred Stock to shares of our common stock. As described above, the holders of the shares of underlying common stock issued upon conversion of the 2003 Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

As of March 30, 2006, we had 100,000 shares of our Class A Preferred Stock, issued and outstanding. The outstanding shares of Class A Preferred Stock are restricted shares and, therefore, they cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class A Preferred Stock is convertible into 10,000 shares of our common stock. Based upon 100,000 shares of Class A Preferred Stock being outstanding, an aggregate of 100,000,000 shares of our common stock are issuable upon the conversion of all the outstanding shares of Class A Preferred Stock. No additional consideration is payable upon the conversion of the Class A Preferred Stock to shares of our common stock. The holders of shares of our Class A Preferred Stock are entitled to vote those shares on an as converted basis in all matters for which our common stockholders are entitled to vote.

As of March 30, 2006, we had 1,763 shares of our Class B Preferred Stock, issued and outstanding. The outstanding shares of Class B Preferred Stock are restricted shares and, therefore, they cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. On or after April 1, 2007, each share of Class B Preferred Stock will be convertible into 20,000 shares of our common stock. Based upon 1,763 shares of Class B Preferred Stock being outstanding, an aggregate of 35,260,000 shares of our common stock will be issuable upon the conversion of all the outstanding shares of Class B Preferred Stock. No additional consideration is payable upon the conversion of the Class B Preferred Stock to shares of our common stock.

The following table sets forth our current capitalization and our capitalization on a fully diluted basis based upon our outstanding common and preferred stock as of March 30, 2006:

-------------------------------- ------------------- ----------------------- ------------------- ---------------------
                                                         Common Shares
                                                         Issuable Upon                             Aggregate Common
                                 Shares Outstanding    Conversion of One                            Issuable Upon
Class of Stock                                           Share of Class       Date Convertible        Conversion
-------------------------------- ------------------- ----------------------- ------------------- ---------------------
Procore Preferred Stock                 945                 200,000            June 30, 2006         189,000,000
-------------------------------- ------------------- ----------------------- ------------------- ---------------------
Class A Preferred Stock               100,000                10,000           August 3, 2007*        100,000,000
-------------------------------- ------------------- ----------------------- ------------------- ---------------------
Class B Preferred Stock                1,763                 20,000            April 1, 2007          35,260,000
-------------------------------- ------------------- ----------------------- ------------------- ---------------------
Common Stock                         90,620,306               N/A                   N/A               90,620,306
-------------------------------- ------------------- ----------------------- ------------------- ---------------------

* The outstanding shares of our Class A Preferred Stock held by officers and directors of the Company and are subject to certain vesting schedules. See Item 11 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter" at page 32. The ownership of the shares of Class A Preferred Stock by such officers and directors will be fully vested on August 3, 2007.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are currently covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors.

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

Our common stock may remain subject to the foregoing rules for the foreseeable future. The application of the penny stock rules may affect our stockholder's ability to sell their shares because some broker/dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

Overview

We are engaged in oil and natural gas acquisition, and exploitation activities in the state of Texas. Since the adoption of our business plan in July 2005, we have emphasized the acquisition of properties that provided current production and significant upside potential through further development. We have acquired our reserves by investing approximately $1.9 million in the acquisition of leases to oils and gas producing properties, and enhancements thereto, in 2005.

We also intend to continue seeking acquisition opportunities that compliment our current portfolio. We intend to fund our development activity through use of cash flow from operations and cash on hand. Proceeds from future equity transactions may also be available for development projects or future acquisitions.

Our business plan has involved increasing our base of reserves until we have acquired a sufficient core to enable us to utilize cash from existing production to fund further workover and production activities. We plan to continue our strategy of acquiring producing properties with additional development and exploitation potential.

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

In  a  worst  case  scenario,   future  workover  operations  could  be  largely
unsuccessful, oil and gas prices could sharply decline and/or other factors beyond our control could cause us to greatly modify or substantially curtail our development plans, which could negatively impact our earnings, cash flow and most likely the trading price of our securities.

Results of Operations

              The following table sets forth selected operating data from the Canyon Creek Oil & Gas, Inc. joint venture for the periods indicated:

                                              For the Years Ended December 31,
                                               2005                     2004
Net production:
             Oil (Bbls)                              2,910                  --
             Natural gas (Mcf)                       5,500                  --
Net sales:
             Oil                             $      15,112         $        --
             Natural gas                            13,853                  --
Average sales price:
             Oil (per Bbl)                   $       55.91         $        --
             Natural gas (per Mcf)                   7.260                  --
Production costs and expenses
             Lease operating expenses        $        2,040        $        --
             Production taxes                        1,754                  --
             Depletion expense                      13,311                  --


Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Oil and natural gas sales . During 2005, the Company entered into the oil and gas business by establishing the first of several joint ventures, Canyon Creek Oil & Gas, Inc. Oil and natural gas net sales revenue was approximately $29,000 in 2005, and none in 2004. Net oil sales were approximately $15,100 and net natural gas sales were approximately $13,900. This represents approximately one month of production, in the future we expect our production to be much higher as we continue to acquire more leases and have a full period of production.

Lease operating expenses . Our aggregate lease operating expenses include management fees of 7.5% of net operating revenues to USPX, the operator, for all production expenses. This amount was $2,041 for the year ended December 31, 2005.

Production taxes . Production taxes as a percentage of oil and natural gas sales were 6 % during 2005 and none in 2004. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization. Our depletion expense for 2005 was $13,311, based on 2005 production. There was no depletion in 2004 as the Company was not in the oil and gas business. Depreciation on property and equipment was $104 in 2005 and none in 2004, as the Company has only recently begun to purchase and accumulate office equipment.

General and administrative expenses. General and administrative expenses increased by $286,498 to $355,547 during 2005. This increase was primarily due to our growth as a company with an increase in personnel and other cost such as rent expense and audit fees required for our growth.

Consulting Fees and Services. Consulting fees and services increased by $6,486,198 to approximately $8,191,344 (of which $8,122,973 was non- cash)
during 2005. This increase was primarily related to increases in compensation expenses associated with increased personnel required to administer our growth,

Debt Conversion Expense, Debt conversion expense in 2005 was $528,934 relating to the conversion of old liability and debt. In 2004 we did not have any such expense.

Interest expense. Interest expense, net increased $8,180 to $16,661 in 2005. The increase was due to higher amounts of debt being outstanding during the year in 2005.

Financial fee revenue, Financial fee revenue in 2005 was $65,000 related to a real estate transaction under the company old operating model. In 2004 there was no such revenues.

Income tax expense. Our effective tax rate was 25% during 2005 and 2004. As we have significant net operating loss carryforwards, income tax expense is comprised of minimum state filing fees only.

Net loss. Net loss increased from $1,761,226 for 2004 to $9,034,444 for 2005. The primary reason for this increase relates to our increase in consulting expense and general administrative expenses. In addition, $6.3 million of the loss was prior to July 2005 when we reorganized the Company and change our business to oil and natural gas acquisition, development and production.

Liquidity and Capital Resources

Cash Requirements

The Company has incurred recurring operating losses since its inception, and as of December 31, 2005 had an accumulated deficit of approximately $25,877,091 and had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2006 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan. On February 13, 2006, the Company agreed to issue Eight Hundred and Ten (810) shares of its Class B Preferred Stock in exchange for $810,000 in cash.
Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital.

Off-Balance Sheet Financing Arrangements

As of December 31, 2005 we had no off-balance sheet financing arrangements.

From January 1, 2005 to December 31, 2005 compared to the twelve months ended December 31, 2004.

Operating Activities

Net cash used in operating activities was $513,027 for the year ended December 31, 2005. We had a net loss of $9,034,444 of which $8,122,973 was due to consulting fees and services related to the issuance of common shares or options to acquire such shares and $528,934 was due to loan conversion costs. We also had non-cash charges of $13,415 related to depreciation, amortization and depletion. In addition, cash used in operating assets and liabilities totaled $161,820 during the period ended December 31, 2005.

Net cash used in operating activities was $203,769 for the year ended December 31, 2004. We had a net loss of $1,761,226 of which $1,371,450 was due to consulting fees and services related to the issuance of common shares or options to acquire such shares and $212,192 was due to an increase in accounts payable.

Investing Activities

Cash flows used in investing activities was $1,095,385 during the year ended December 31, 2005, compared to $315,000 used during the year ended December 31, 2004. The increase in cash used was primarily due to workover expenses of $964,890 related to the Canyon creek leases.

Financing Activities

The cash flows provided by financing activities of $1,737,696 during the year ended December 31, 2005, consisting of $200,000 proceeds from the sale of our common stock and $1,473,000 proceeds from the sale of our Class B preferred stock and $64,696 in the increase of notes payable, compared to $517,981 for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

Revenue Recognition. We predominantly derive our revenue from the sale of produced crude oil and natural gas. Revenue is recorded in the month the product is delivered to the purchaser. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been insignificant.

Full Cost Method of Accounting. We account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of our properties are located within the continental United States.

Oil and Natural Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

           o     the quality and quantity of available date;
           o     the interpretation of that data;
           o     the accuracy of various mandated economic assumptions; and
           o     the judgments of the persons preparing the estimates.

Our proved reserve information included in this Annual Report is based on in-house estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

All capitalized costs of oil and gas properties, including estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined.

Impairment of Oil and Natural Gas Properties. We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred. Impairments of proved producing properties are calculated by comparing future net undiscounted cash flows on a field-by-field basis using escalated prices to the net recorded book cost at the end of each period. If the net capitalized cost exceeds net future cash flows, the cost of the property is written down to "fair value," which is determined using net discounted future cash flows from the producing property. Different pricing assumptions or discount rates could result in a different calculated impairment. We have never recorded any property impairments.

Income Taxes. We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to actual in the period we file our tax returns.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs, and this proved to be the case in 2005 as oil and gas prices rose significantly. Costs for oilfield services and materials increased during 2005 due to higher demand as a result of the higher oil and gas prices. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate the increased business costs will continue while the commodity prices for oil and natural gas, and the demand for services related to production and exploration, both remain high (from an historical context) in the near term.

Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk

We have not historically entered into derivative contracts to manage our exposure to oil and natural gas price volatility. Normal hedging arrangements have the effect of locking in for specified periods the prices we would receive for the volumes and commodity to which the hedge relates. Consequently, while hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases.

ITEM 7 -    Financial Statements

The financial statements and supplementary data required by this item are included in the F pages.

ITEM 8 - Changes in and Disagreements with Accountants And Accounting and Financial Disclosure

None.

ITEM 8A -   Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and General Counsel, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB (December 31, 2005), our Chief Executive Officer and General have each concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 8(a) above that occurred during the period covered by this Annual Report on Form 10-KSB and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B -    Other Information

None

                                    PART III

ITEM 9 -    Directors and Executive Officers

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2005:

Name                             Age   Position
----                             ---   --------
Kamal Abdallah                    41   President; Chief Executive Officer and
                                       Chairman of the Board of Directors
Christopher McCauley              45   Director, Secretary and General Counsel
Steve Barrera                     45   Director and Regional Manager

Mr. Abdallah has served as a member of our Board of Directors since March 2005. Mr. McCauley was appointed to our board in July 2005 and Mr. Barrera was appointed in June 2005 by the Board of Directors to fill vacant seats on the board that resulted from an expansion of the size of the full board to five members.

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Kamal Abdallah - President, Chief Executive Officer and Chairman.

Mr. Abdallah, 41, has over fifteen years experience in commercial real estate investment and development. Mr. Abdallah relocated to Florida in 2000. From 2000 to the present, Mr. Abdallah has been self-employed as a real estate development entrepreneur and he has developed a very successful real estate investment business, concentrated in the structuring and financing of a variety of transactions. Mr. Abdallah attended Oakland Community College and Oakland University in Michigan where he focused his studies in the area of accounting and finance.

Christopher J. McCauley - Vice- President, General Counsel, Secretary and Director.

Mr. McCauley, 45, has over twenty years experience in the areas of real estate and commercial law and over 8 years experience in oil and gas acquisitions and operations. From 1990 to July 2005, Mr. McCauley was in private practice in the state of Ohio as a sole practitioner. Mr. McCauley now devotes all of his professional efforts to the growth and management of the company. In 1982, Mr. McCauley graduated from The Ohio State University and in 1986 Mr. McCauley received his J.D. degree from Cleveland-Marshall College of Law.

Steven Barrera - Regional Manager and Director.

For over 17 years, Mr. Barrera has performed large loss mitigation for insurance firms such as Lloyd's of London, AIG, Royal Insurance, CIGNA and USAA as well as for the United States Department of Agriculture and Department of Labor. Mr. Barrera also has over thirty years experience in real estate development and construction. Mr. Barrera was appointed regional manager in January 2006 to oversee the operations of Canyon Creek Oil & Gas, Inc. in the state of Texas. Mr. Barrera holds a bachelors degree in marketing from St. Mary's University in San Antonio, Texas.

General

Our executive officers are elected by, and serve at the pleasure of, our board of directors. Our directors serve terms of one year each, with the current directors serving until the next annual meeting of stockholders, and in each case until their respective successors are duly elected and qualified.

None of our directors currently serves as a director of any other company that is required to file periodic reports under the Securities Exchange Act of 1934.

None of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "Commission") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any of our directors and executive officers.

Board of Directors and Committees

Our Board of Directors currently consists of five positions, of which three are filled and two are vacant. Historically, our Board of Directors has generally acted as a whole on most corporate governance matters. We plan to form audit, nominating and corporate governance and compensation committees that will meet the criteria for independence under, and other applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and the rules and regulations adopted by the SEC. We plan to appoint to these committees individuals who are determined by our Board of Directors to be "independent" within the meaning of these laws and requirements. We intend to comply with future committee requirements as they become applicable to us. Our Board of Directors will adopt charters for these three committees. We intend to make the text of these charters available on our website at www.updac.com.

Audit Committee

The audit committee will provide assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing the adequacy of our company's accounting practices and systems of internal accounting controls. The audit committee will oversee the audit efforts of our independent accountants and review their independence.

We currently do not have a separately designated standing audit committee or a committee performing similar functions. Our Board of Directors is currently acting as our audit committee. Our Board of Directors has determined that we do not have a person qualifying as an audit committee financial expert serving on our Board of Directors. We plan to change the composition of our Board of Directors to include at least one person qualifying as an audit committee financial expert.

Compensation Committee

The Compensation Committee will be responsible for recommending to the Board of Directors the compensation for our executives. The compensation committee will determine our general compensation policies and the compensation provided to our directors and executive officers. The compensation committee will review and determine bonuses for our officers and certain other employees. In addition, the compensation committee will review and determine equity-based compensation for our directors, officers, employees and consultants and administer our stock option plan and any other future benefit plans.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee will be responsible for assisting our Board of Directors in its selection of individuals as nominees for election to the Board of Directors at annual meetings of our stockholders and for filling any vacancies or newly created directorships on the Board of Directors. The nominating and corporate governance committee will make recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and corporate governance committee will oversee our corporate governance guidelines and report and make recommendations to the board concerning corporate governance matters.

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Holders of our Series A Preferred Stock are entitled to one (1) vote for each share of common stock into which their preferred shares are convertible on all matters submitted to a vote of the common stockholders, including the election of directors. Cumulative voting with respect to the election of Directors is not permitted by our Certificate of Incorporation. Our Board of Directors is elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director holds office until the next annual meeting of the stockholders and until the director's successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the vacancy may be filled by the Board of Directors or by the stockholders at the next annual stockholders' meeting or at a special meeting of the stockholders called for that purpose.

Code of Business Conduct and Ethics

Our Board of Directors intends to adopt a Code of Ethics applicable to our Chief Executive Officer and other executive officers, and a Code of Business Conduct and Ethics applicable to all of our employees, officers and directors. Once adopted, our Code of Ethics and Code of Business Conduct will be available on our website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments or waivers from any provision of our Code of Ethics and our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K with the SEC or posting this information on our website within five days business days following the date of amendment or waiver. Upon request, we will provide to any person, without charge, a copy of our Code of Ethics and Code Business Conduct and Ethics. Requests may be directed to Universal Property Development & Acquisition Corporation, 14225 U.S. Highway 1, Suite 209, Juno Beach, Florida 33408, attention Christopher J. McCauley, Esq., or by calling (561) 630-2977.

Corporate Governance Guidelines

Our Board of Directors intends to adopt Corporate Governance Guidelines, which will provide the framework for our company's governance. These guidelines our Board of Directors will annually evaluate its effectiveness and the effectiveness of management, define director independence and establish a minimum number of meetings per year for the board of directors and its committees. Once adopted, the text of our Corporate Governance Guidelines will be made available on our website. Upon request, we will provide to any person, without charge, a copy of our Corporate Governance Guidelines. Requests may be directed to Universal Property Development & Acquisition Corporation, 14225 U.S. Highway 1, Suite 209, Juno Beach, Florida 33408, attention Christopher J. McCauley, Esq., or by calling (561) 630-2977.

Our board may establish other committees from time to time to facilitate our management.

Director Compensation

Our directors currently do not receive any compensation for their roles as members of our Board of Directors and no director receives a salary as a director.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

Financial Experts

At the present time no member of our Board of Directors meets the SEC definition of "Financial Expert", which basically is limited to those who have prepared or audited comparable public company financial statements. While it might be possible to recruit a person who qualifies, the Board has determined that in order to fulfill all functions of our Board and our Audit Committee, each member of our Board and our Audit Committee should meet the criteria that have been established by our Board for board membership, and it is not in the best interests of our company to nominate someone who does not have all the experience, attributes and qualifications we seek.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Commission. Under the regulatory procedure, officers, directors and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the company with copies of all Section 16(a) forms they filed.

To our knowledge, and based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and 10% or greater beneficial owners were complied with, except that the following forms were filed late:
Kamal Abdallah's Form 5 reporting his transactions in shares of our common stock, Christopher McCauley's Form 5 reporting his transactions in shares of our common stock and Steven Barrera's Form 5 reporting his ownership of 71,429 shares of our common stock at the time of his appointment to our Board of Directors.

ITEM 10 -    Executive Compensation

The following Summary Compensation Table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer and each of the other most highly compensated executive officers (collectively the "named executive officers") for the three most recent fiscal years. This information includes the dollar value of base salaries and bonus awards and the number of stock options granted, if any, and certain other compensation, if any.

                           Summary Compensation Table

                                                      Annual Compensation
Name and Principal Position                 Year      Salary         Bonus

Kamal Abdallah (1)                          2005      $777,786       $0.00
President and Chief Executive Officer
                                            2004         $0.00       $0.00
                                            2003         $0.00       $0.00

Christopher J. McCauley (2)                 2005      $338,429       $0.00
Vice-President and General Counsel
                                            2004         $0.00       $0.00
                                            2003         $0.00       $0.00

Steven Barrera (3)                          2005    $43,572.00       $0.00
Regional Manager
                                            2004         $0.00       $0.00
                                            2003         $0.00       $0.00


(1) Mr. Kamal was not an officer or director of the registrant prior to March 2005 and, therefore, he did not receive any salary or bonuses from us prior to our 2005 fiscal year. Mr. Abdallah's salary and bonus for the 2005 fiscal year were paid by us with $70,986 in cash and through the issuance to Mr. Abdallah of an aggregate of 1,940,000 shares of our common stock which we valued on the dates of issuance at an aggregate of $706,800.

(2) Mr. McCauley was not an officer or director of the registrant prior to July 2005 and, therefore, he did not receive any salary or bonuses from us prior to our 2005 fiscal year. Mr. McCauley's salary and bonus for the 2005 fiscal year were paid by us with $22,000 in cash and through the issuance to Mr. McCauley of an aggregate of 778,572 shares of our common stock which we valued on the dates of issuance at an aggregate of $316,429.

(3) Mr. Barrera was not an officer or director of the registrant prior to November 2005 and, therefore, he did not receive any salary from us prior to our 2005 fiscal year. Mr. Barrera's salary for the 2005 fiscal year was paid in its entirety by us through the issuance to Mr. Barrera of an aggregate of 71,429 shares of our common stock which we valued on the date of issuance at $43,572.

There are no current plans to change any officers' salary from their level at December 31, 2005.

Employee Benefit Plans

Equity Incentive Plan. In November 2004, our board of directors adopted an incentive stock option plan that was subsequently approved by our shareholders. The stock option plan is intended to promote continuity of management and to provide increased incentive and personal interest in our welfare by those employees and consultants who are primarily responsible for shaping and carrying out our long-range plans and securing our continued growth and financial success. In addition, by encouraging stock ownership by directors who are not our employees, the stock option plan is intended to attract and retain qualified directors.

The plan is administered by our board of directors, and they have the authority to select the employees, consultants and non-employee directors who participate in the plan, to determine the awards to be granted to participants, to set the terms and conditions of such awards and to establish, amend or waive rules for the administration of the plan.

The plan provides that up to a total of 65,000,000 shares of common stock, subject to adjustment to reflect stock dividends and other capital changes, are available for granting of awards under the stock option plan. No options to acquire shares are currently outstanding and no options to acquire shares were granted under the plan in 2005.

During 2005, our Board of Directors approved the issuance of an aggregate of 7,174,433 shares of our common stock to employees, directors, consultants and others under the terms of the stock option plan.

Employment Contracts

We have written employment contracts with Kamal Abdallah, Christopher McCauley, and Steven Barrera.

Employment Agreement with Kamal Abdallah.

On October 1, 2005, we entered into an employment agreement with Mr. Kamal Abdallah which has an initial term of four (4) years. Mr. Abdallah serves as our President and Chief Executive Officer and is a member of our board of directors. Mr. Abdallah receives a base salary of $150,000 per year and is entitled to a discretionary bonus of up to $600,000 per year. The amount of Mr. Abdallah's bonus will be determined by the board of directors, and will be based on the achievement of certain performance milestones as determined by the board of directors in its sole discretion. As additional compensation, the Company shall also issue and sell to Mr. Kamal certain restricted shares of common stock in the amounts and at the share prices determined by the board of directors in its sole discretion.

Mr. Abdallah's employment agreement would be terminated under its terms upon the death or disability of Mr. Abdallah. If we terminate his employment agreement for "Cause" (as defined in the agreement) or if Mr. Abdallah terminates his employment voluntarily for any reason before the end of the term, Mr. Abdallah will be entitled to receive his accrued compensation through the date his employment terminates in addition to his pro rata bonus. If Mr. Abdallah's employment is terminated by us without "Cause" then he will be entitled to receive (1) his accrued compensation through the termination date; (2) a single sum payment equal to one million dollars ($1,000,000); and (3) reimbursement for the cost of up to the first twelve months of continuing group health plan coverage which Executive and his covered dependents receive pursuant to COBRA.

Employment Agreement with Christopher McCauley.

On October 1, 2005, we entered into an employment agreement with Mr. Christopher McCauley which has an initial term of four (4) years. Mr. McCauley serves as our Vice-President, Secretary and General Counsel and is a member of our board of directors. Mr. McCauley receives a base salary of $120,000 per year and is entitled to a discretionary bonus of up to $600,000 per year. The amount of Mr. McCauley's bonus will be determined by the board of directors, and will be based on the achievement of certain performance milestones as determined by the board of directors in its sole discretion. As additional compensation, the Company shall also issue and sell to Mr. McCauley certain restricted shares of common stock in the amounts and at the share prices determined by the board of directors in its sole discretion.

Mr. McCauley's employment agreement would be terminated under its terms upon the death or disability of Mr. McCauley. If we terminate his employment agreement for "Cause" (as defined in the agreement) or if Mr. McCauley terminates his employment voluntarily for any reason before the end of the term, Mr. McCauley will be entitled to receive his accrued compensation through the date his employment terminates in addition to his pro rata bonus. If Mr. McCauley's employment is terminated by us without "Cause" then he will be entitled to receive (1) his accrued compensation through the termination date; (2) a single sum payment equal to one million dollars ($1,000,000); and (3) reimbursement for the cost of up to the first twelve months of continuing group health plan coverage which Executive and his covered dependents receive pursuant to COBRA.

Employment Agreement with Steven Barrera.

On January 1, 2006, we entered into an employment agreement with Mr. Steven Barrera which has an initial term of one (1) year. Mr. Barrera serves as our Regional Manager for operations in the State of Texas and is a member of our board of directors. Mr. Barrera receives a base salary of $60,000 per year. As additional compensation, the Company shall also issue and sell to Mr. Barrera certain restricted shares of common stock in the amounts and at the share prices determined by the board of directors in its sole discretion.

Mr. Barrera's employment agreement would be terminated under its terms upon the death or disability of Mr. Barrera. If we terminate his employment agreement for "Cause" (as defined in the agreement), without such "Cause" or if Mr. Barrera terminates his employment voluntarily for any reason before the end of the term, Mr. Barrera will be entitled to receive his accrued compensation through the date his employment terminates.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada. Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2006, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; and
(iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                              Shares of Common Stock Beneficially Owned (1)
               Name                   Number                    Percent
Kamal Abdallah                      55,474,000  (2)             38.54%
Christopher J. McCauley             14,004,000  (3)             13.47%
Steven Barrera                          71,429                       *

All directors and
     executive officers             69,549,429                  44.22%(4)

      * Represents beneficial ownership of less than 1%

      (1) As used in this table, a beneficial  owner of a security  includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Because our common stock has one (1) vote per share on all matters and holders of our Series A Preferred Stock are entitled to one (1) vote for each share of common stock into which their preferred shares are convertible on all matters submitted to a vote of the common stockholders, including the election of directors, the percentage ownership is presented on the basis of the percentage of the sum of the number of shares of common stock outstanding and the number of shares of common stock into which the outstanding vested shares of Series A Preferred Stock are currently convertible or will be convertible within the next 60 days.

      (2) Mr. Abdallah owns 2,140,000 shares of our common stock. In addition, Mr. Abdallah owns 53,334 shares of our Series A Preferred Stock which have vested and are currently convertible, or which shall be convertible within 60 days of the date of this filing, into 53,334,000 shares of our common stock. The shares of Series A Preferred Stock owned by Mr. Abdallah are entitled to vote on an as converted basis in all matters for which the holders of shares of our common stock are entitled to vote, including, but not limited to, the election of our directors.
      (3) Mr. McCauley owns 670,000 shares of our common stock. In addition, Mr. McCauley owns 13,334shares of our Series A Preferred Stock which have vested and are currently convertible, or which shall be convertible within 60 days of the date of this filing, into 13,334,000 shares of our common stock. The shares of Series A Preferred Stock owned by Mr. McCauley are entitled to vote on an as converted basis in all matters for which the holders of shares of our common stock are entitled to vote, including, but not limited to, the election of our directors.
      (4) This percentage ownership of our common stock by our officers and directors is based upon 157,288,306 shares of our common stock being outstanding. The 157,288,306 common share number is computed by adding the 66,668,000 shares of our common stock that would be issued as a result of the conversion of the shares of Series A Preferred Stock held by Mr. Kamal and Mr. McCauley which have vested and are currently convertible, or which shall be convertible within 60 days, to the 90,620,306 of our common stock that was outstanding as of March 30, 2006.

The percentages in the above table are computed based upon a total of 90,620,306 shares or common stock being outstanding on March 30, 2006.

ITEM 12 -   Certain Relationships and Related Transactions

None

ITEM 13 -   Exhibits and Reports on Form 8-K

(a)      Exhibits:

      The  following  documents   heretofore  filed  by  the  Company  with  the
Securities and Exchange Commission are hereby incorporated by reference:

Exhibit
Number            Description Of Document
------            -----------------------

2.1 #             Agreement and Plan of Merger dated June 17, 2005, among Pro Core Group, Inc., now known as
                  Universal Property Development and Acquisition Corporation, and Universal Property Development
                  and Acquisition Corporation, a Nevada corporation, which was a wholly-owned subsidiary of
                  Procore Group, Inc. Incorporate by reference to Exhibit 1 to the Current Report on Form 8-K filed by the Company on July 15, 2005.

2.2 #             Articles of Merger by and between Universal Property Development and Acquisition Corporation
                  and Pro Core Group, Inc. dated June 17, 2005. Incorporate by reference to Exhibit 2 to the
                  Current Report on Form 8-K filed by the Company on July 15, 2005.

3.1 *             Articles of Incorporation of Universal Property Development and Acquisition Corporation.

3.2 *             By-Laws of Universal Property Development and Acquisition Corporation

4.1 *             Certificate of Designation of Powers, Preferences and Rights of the Series B Convertible
                  Preferred Stock of Universal Property Development and Acquisition Corporation.

4.2 *@            Universal Property Development and Acquisition Corporation 2004 Stock Incentive Plan.

10.1 #            Joint Venture Agreement dated November 17, 2005 by and between by and between USProduction &
                  Exploration, LLC, Universal Property Development and Acquisition Corp, and Triple Crown
                  Consulting governing the formation and management of the joint venture entity Canyon Creek Oil
                  & Gas, Inc.  Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 22, 2005.
10.2 *            Joint Venture Agreement dated October 2005 by and between by and between Universal Property
                  Development and Acquisition Corp, Triple Crown Consulting, Inc., RAKJ, Rene Kranvold and
                  Masaood Group governing the formation and management of the joint venture entity West Oil &
                  Gas, Inc.

10.3 *            Joint Venture Agreement dated December 2005 by and between by and between Universal Property
                  Development and Acquisition Corp and Lion Partners Hedge Fund governing the formation and management of the joint venture entity Winrock Energy, Inc.

10.4 #            Memorandum of Understanding dated March 2006 by and between by and between Sundial Resources,
                  Inc,  Ty  McDermett  and Andrew  McDermett,  Jr.  and Universal Property  Development and
                  Acquisition  Corporation governing the formation and management of the joint venture entity
                  Texas Energy, Inc.  Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 14, 2006.

10.5 #@           Employment Agreement between Universal Property Development and Acquisition Corporation and Mr.
                  Kamal Abdallah dated October 1, 2005.  Incorporate by reference to Exhibit 99.1 to the Current
                  Report on Form 8-K filed by the Company on October 12, 2005.

10.6 #@           Employment Agreement between Universal Property Development and Acquisition Corporation and Mr.
                  Christopher McCauley dated October 1, 2005.  Incorporate by reference to Exhibit 99.2 to the
                  Current Report on Form 8-K filed by the Company on October 12, 2005.

10.7 #@           Employment Agreement between Universal Property Development and Acquisition Corporation and Mr.
                  Steven Barrera dated January 1, 2006.  Incorporate by reference to Exhibit 10.1 to the Current
                  Report on Form 8-K filed by the Company on January 23, 2006.

31.1 *            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 *            Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *            Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*             Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

-----------------------------

# Incorporated herein by reference.
* Filed herewith.
@ Management compensation agreement, plan or arrangement.

(b) Reports on Form 8-K:

      The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:

On October 11, 2005, we filed a Current Report on Form 8-K which disclosed that on October 8, 2005, the Company entered into an MOU with Dark Horse Exploration, Inc., a Wyoming corporation, to form a joint venture entity to acquire mineral leases for the drilling and production of oil and gas wells on properties consisting of 4000 acres in Northern Utah.

On October 12, 2005, we filed a Current Report on Form 8-K which disclosed that on October 10, 2005, the Company entered into an agreement with Bratenahl Estates Development, LLC. to terminate an MOU previously executed by the parties. We also reported in this Current Report on Form 8-K that the Company had entered into employment agreements with Mr. Kamal Abdallah and Mr. Christopher McCauley.

On November 22, 2005, we filed a Current Report on Form 8-K which disclosed that on November 17, 2005, the Company, U. S. Production & Exploration, LLC, and Triple Crown Consulting entered into a Joint Venture Agreement (the "Agreement"). Pursuant to the terms of the Agreement, the parties formed Canyon Creek Oil & Gas, Inc., a Nevada corporation, as the joint venture entity to acquire mineral leases for the drilling and production of oil and gas wells on properties in the State of Texas.

ITEM 14 -    Principal Accountant Fees and Services

The firm of Kahn Boyd Levychin , LLP. has served as our independent auditors since October 2000. The Board of Directors selected Kahn Boyd Levychin , LLP as our independent auditors for the fiscal year ending December 31, 2005, and the Audit Committee has selected Kahn Boyd Levychin , LLP to serve in the same capacity for the fiscal year ending December 31, 2006. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

                              Fees and Independence

Audit Fees. Kahn Boyd Levychin , LLP billed us an aggregate of $ 64,826 and $34,710 for professional services rendered for the audit of our financial statements for the years ended December 31, 2005 and 2004, respectively, and its reviews of our financial statements included in our Form 10-QSB's for the first three quarters of 2005 and 2004.

Tax Fees. Kahn Boyd Levychin, LLP did not bill us for any tax related services, however the audit fees included the cost for our tax return preparation. for the years ended December 31, 2005 and 2004.

All Other Fees. No other fees were billed by Kahn Boyd Levychin , LLP to us during 2005 or 2004.

The Audit Committee of the Board of Directors has determined that the provision of services by Kahn Boyd Levychin , LLP described above is compatible with maintaining independence as our principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date April 17, 2006               UNIVERSAL PROPERTY DEVELOPMENT AND
     --------                     ACQUISITION CORPORATION



                                  By:      /s/ Kamal Abdallah
                                           -----------------------------------
                                           Kamal Abdallah
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                                   Title                        Date
         ---------                                   -----                        ----

/s/ Kamal Abdallah                      Chief Executive Officer,              April 17, 2006
-----------------------                 President and Director
    Kamal Abdallah                      (Principal Executive Officer)


/s/ Christopher J. McCauley             Vice-President, Secretary             April 17, 2006
---------------------------             and Director
   Christopher J. McCauley

/s/ Steven Barrera                      Director                              April 17, 2006
---------------------------
   Steven Barrera

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Report:

Exhibit
Number            Description Of Document
------            -----------------------

10.3              Joint Venture Agreement dated December 2005 by and between by and between Universal Property
                  Development and Acquisition Corp and Lion Partners Hedge Fund governing the formation and management of the joint venture entity Winrock Energy, Inc.

31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1              Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2              Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Registered Independent Auditors
Consolidated Balance Sheets                                         F1
Consolidated Statements of Operations                               F2
Consolidated Statements of Changes in Shareholders' Deficit         F3
Consolidated Statements of Cash Flows                               F4 - F5
Notes to Consolidated Financial Statements                          F7 - F25
Supplemental Information on Oil and Gas Producing Activities        F26 - F27

                                    KBL, LLP
                     CERTIFIED PUBLIC ACCOUNTANTS & ADVISORS

                    REPORT OF REGISTERED INDEPENDENT AUDITORS

Board of Directors and the Shareholders
Universal Property Development and Acquisition Corporation
Juno Beach, Florida

We have audited the accompanying consolidated balance sheets of Universal Property Development and Acquisition Corporation (a corporation formerly known as Procore Group, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Property Development and Acquisition Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

KBL, LLP
Certified Public Accountants and Advisors
67 Wall Street, 22nd Floor
New York, NY 10005
Tel: 212.785.9700

April 14, 2006

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and 2004

                                                                                       2005            2004
                                                                                   ------------    ------------
ASSETS
  Current:
     Cash                                                                          $    132,935    $      3,651
     Marketable securities                                                            1,000,000            --
     Accounts receivable- oil and gas sales                                              13,137            --
     Security deposits                                                                      672            --
     Unsecured bridge loan receivable, including accrued interest
         receivable of $4,735 in 2004                                                      --           304,735
                                                                                   ------------    ------------
  Total current assets                                                                1,146,744         308,386
                                                                                   ------------    ------------
  Property and Equipment
     Oil and gas properties, using Full Cost Accounting                                                    --
         Subject to amortization                                                      1,311,546            --
         Not subject to amortization                                                    623,860            --
                                                                                   ------------    ------------
                   Gross                                                              1,935,406
                                                                                                   ------------
        Accumulated depletion                                                           (13,311)           --
                                                                                   ------------    ------------
                    Net                                                               1,922,095
     Office equipment, at cost, net of accumulated depreciation of $104                   2,391            --
                                                                                   ------------    ------------
                    Property and equipment, net                                       1,924,486
                                                                                   ------------    ------------

   Total assets                                                                    $  3,071,230    $    308,386
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
     Accounts payable and accrued expenses                                         $    485,544    $    375,612
     Notes payable                                                                      161,413         592,448
     Due to USPX                                                                          2,041            --
     Income taxes payable                                                                 2,219           6,763
                                                                                   ------------    ------------
  Total current liabilities                                                             651,217         974,823
                                                                                   ------------    ------------
  Total liabilities                                                                     651,217         974,823
                                                                                   ------------    ------------

  35% minority interest in Canyon Creek Oil and Gas, Inc. subsidiary                    609,691            --
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, 2,000,000,000 shares $.001 par value authorized, 32,964,256 and 398,454 shares issued/to be issued and outstanding in
     2005 and 2004, respectively                                                         32,964             398
  Convertible preferred stock, 500,000,000 shares $.001 par value authorized,149,006 and 237,197 shares issued and outstanding in 2005
     and 2004, respectively                                                                 149             237
  Class A convertible preferred stock, 100,000 shares $10.00 par value authorized,100,000 and -- shares issued and outstanding in 2005 and
     2004, respectively                                                               1,000,000            --
  Class B preferred stock, 1,473 shares $1,000.00 face value authorized,
     1,473 and -- shares issued and outstanding in 2005 and 2004,
     respectively                                                                     1,473,000            --
  Additional paid-in capital                                                         26,181,300      16,505,575
  Accumulated deficit                                                               (26,877,091)    (16,842,647)
  Less: stock subscription receivable                                                      --          (330,000)
                                                                                   ------------    ------------
  Total stockholders' equity (deficit)                                                1,810,322        (666,437)
                                                                                   ------------    ------------

Total liabilities and stockholder's equity (deficit)                               $  3,071,230    $    308,386
                                                                                   ============    ============


See registered independent auditor report and notes to the financial statements

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Consolidated Statements of Operations
For the years ended December 31, 2005 and 2004

                                                                                      2005           2004
                                                                                  -----------    -----------
  Revenue - sales of crude oil and gas                                            $    28,965    $      --

  Cost of goods sold, including depletion of $13,311                                   17,105           --
                                                                                  -----------    -----------
  Gross profit                                                                         11,860           --
                                                                                  -----------    -----------

  Operating expenses:
     Consulting fees and services,  including $8,122,973 in 2005 and $1,371,450 in 2004 incurred through issuance of common shares
        or options to acquire such shares                                           8,192,344      1,705,146
     General and administrative                                                       355,547         69,049
     Depreciation                                                                         104           --
                                                                                  -----------    -----------
  Total operating expenses                                                          8,547,995      1,774,195
                                                                                  -----------    -----------
  Loss from operations                                                             (8,536,135)    (1,774,195)
                                                                                  -----------    -----------
  Other income (expense)
     Debt conversion expense                                                         (528,934)          --
     Interest expense, net                                                            (16,661)        (8,481)
     Gain on write off of liabilities no longer due and payable, including $37,250 in 2004 related to liability partly settled
        through issuance of common shares                                               6,801         37,250
     Loss on impairment of investment acquisition costs                               (21,355)       (15,000)
     One-time financial fee earned in Company abandoned arrangement to
       provide long-term construction/development financing                            65,000
                                                                                  -----------    -----------
  Total other (expense) income                                                       (495,149)        13,769
                                                                                  -----------    -----------
  Loss before provision for income taxes                                           (9,031,284)    (1,760,426)
  Provision for income taxes (current)                                                    800            800
                                                                                  -----------    -----------
  Net loss before minority interest                                                (9,032,084)    (1,761,226)
  Add, 35% minority interest in net income of Canyon Creek Oil and Gas,
     Inc. subsidiary                                                                    2,360           --
                                                                                  -----------    -----------
  Net loss after minority interest                                                $(9,034,444)   $(1,761,226)
                                                                                  ===========    ===========
Basic and diluted net loss per weighted-average shares common stock
outstanding                                                                       $     (0.86)   $    (16.94)
                                                                                  ===========    ===========

Weighted-average number of shares of common stock outstanding                      10,504,859        103,985
                                                                                  ===========    ===========



See registered independent auditor report and notes to the financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Deficit) For the Years Ended December 31, 2005 and 2004


                                                        (Shares) Common         (Shares)                           Preferred
                                                             Stock          Preferred Stock      Common Stock        Stock
                                                      -------------------  ------------------  ---------------  ---------------
Balance at December 31, 2003 (adjusted for 100:1                   35,784             237,197              $36             $237
reverse split)
Company common stock   options issued
   for consulting  fees and services
     incurred  by Company
Company common shares  issued for
   consulting fees and services incurred
      by Company                                                  120,450                                  120
Shares issued in settlement of
  liabilities                                                      20,000                                   20
Common shares sold/not yet
  issued to investors
Restricted shares issued to subscribing
  investor in transaction involving
    pending real estate acquisition by
       Company (*)                                                222,220                                  222
Net
loss
                                                      -------------------  ------------------  ---------------  ---------------
Balance at December 31, 2004                                      398,454             237,197             $398             $237
                                                      ===================  ==================  ===============  ===============
Preferred shares converted to common                           25,855,000             (88,191)          25,855              (88)
Class B convertible preferred shares sold                                               1,473                         1,473,000
Common stock  issued for cash                                     133,333                                  133
Common stock issued for services                                5,136,750                                5,137
Common shares issued for investment in
  oil and gas exploration and development
     joint venture                                                100,000                                  100
Common shares issued for consulting
  services in connection with oil and gas
    exploration and development joint
      venture                                                     500,000                                  500
Common stock issued in settlement of
   liabilities                                                  1,062,939                                1,063
Cancellation of common shares returned
   on unwinding of prior real estate
       acquisition transaction (*)                               (222,220)                                (222)
Class A convertible preferred stock
   issued  in exchange for investment in
     preferred series B restricted stock                                              100,000                         1,000,000
Preferred stock dividend resulting
   from beneficial feature associated
     with Series A being convertible to
      common stock
Net
loss
                                                      -------------------  ------------------  ---------------  ---------------
Balance at December 31, 2005                                   32,964,256             250,479          $32,964       $2,473,149
                                                      ===================  ==================  ===============  ===============


                                                                       Accumulated       Stock Subscription
                                                       APIC              Deficit             Receivable             TOTAL
                                                      -----------  ------------------  ---------------------  ---------------
Balance at December 31, 2003 (adjusted for 100:1      $14,737,892        $(15,081,421)             $     --         $(343,256)
reverse split)
Company common stock   options issued
   for consulting  fees and services
     incurred  by Company                                  93,500                                                      93,500
Company common shares  issued for
   consulting fees and services incurred
      by Company                                        1,265,905                                                   1,266,025
Shares issued in settlement of
  liabilities                                              18,000                                                      18,020
Common shares sold/not yet
  issued to investors                                      62,500                                                      62,500
Restricted shares issued to subscribing
  investor in transaction involving
    pending real estate acquisition by
       Company (*)                                        327,778                                   (330,000)          (2,000)
Net                                                                        (1,761,226)                             (1,761,226)
loss
                                                      -----------  ------------------  ---------------------  ---------------
Balance at December 31, 2004                          $16,505,575        $(16,842,647)             $(330,000)       $(666,437)
                                                      ===========  ==================  =====================  ===============
Preferred shares converted to common                      (25,767)                                                        --
Class B convertible preferred shares sold                                                                           1,473,000
Common stock  issued for cash                             199,867                                                     200,000
Common stock issued for services                        7,636,723                                                   7,641,860
Common shares issued for investment in
  oil and gas exploration and development
     joint venture                                         54,900                                                      55,000
Common shares issued for consulting
  services in connection with oil and gas
    exploration and development joint
      venture                                             264,500                                                     265,000
Common stock issued in settlement of
   liabilities                                            875,280                                                     876,343
Cancellation of common shares returned
   on unwinding of prior real estate
       acquisition transaction (*)                      (329,778)                                    330,000             --
Class A convertible preferred stock
   issued  in exchange for investment in
     preferred series B restricted stock                                                                            1,000,000
Preferred stock dividend resulting
   from beneficial feature associated
     with Series A being convertible to
      common stock                                      1,000,000          (1,000,000)
Net                                                                        (9,034,444)                             (9,034,444)
loss
                                                      -----------  ------------------  ---------------------  ---------------
Balance at December 31, 2005                          $26,181,300        $(26,877,091)               $   --        $1,810,322
                                                      ===========  ==================  =====================  ===============


See registered independent auditor report and notes to the financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

                                                                                  2005          2004
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(9,034,444)   $(1,761,226)
Adjustments to reconcile net loss to net cash used in operating activities:
   35% minority interest in Canyon Creek Oil and Gas, Inc. subsidiary               2,360
   Gain on write off of liabilities no longer due and payable, including
      $37,250 in 2004 related to liability partly settled through issuance of
      common shares                                                               (10,535)       (37,250)
   Loss on impairment of investment acquisition costs                              21,355         15,000
   Accrued interest receivable on unsecured bridge loan receivable                  4,735         (4,735)
   Depletion and depreciation expense                                              13,415           --
   Consulting fees and services incurred through issuance of company
      equity shares or options to acquire such shares                           8,122,973      1,371,450
   Loan conversion costs                                                          528,934           --
   Changes in operating assets and liabilities:
        Increase in accounts receivable                                           (13,137)          --
        Increase in security deposits                                                (672)          --
        (Decrease) increase in accounts payable & accrued expenses               (145,508)       212,192
        Increase in due to USPX                                                     2,041           --
        (Decrease) increase in income taxes payable                                (4,544)           800
                                                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (513,027)      (203,769)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Unsecured bridge loan made by Company for potential investment
      acquisition                                                                    --         (300,000)
   Payment of investment acquisition costs                                           --          (15,000)
   Payment of capitalized oil and gas properties work-over costs                 (964,890)          --
   Payments for assignment of rights to oil and gas leases to the Company        (128,000)          --
   Purchases of office equipment                                                   (2,495)          --
                                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                          (1,095,385)      (315,000)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                                    64,696        435,481
  Proceeds from sale of common stock                                              200,000         62,500
  Proceeds from sale of Class B  convertible preferred stock                    1,473,000           --
  Proceeds of cash received against common stock subscription  receivable            --           20,000
                                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       1,737,696        517,981
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              129,284           (788)
Cash and cash equivalents, beginning of year                                        3,651          4,439
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $   132,935    $     3,651
                                                                              ===========    ===========

Cash paid during the year for:
Income taxes                                                                  $     5,344    $      --

                                                                              ===========    ===========
Interest expense                                                              $    14,000    $      --
                                                                              ===========    ===========

See registered independent auditor report and notes to the financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

For the Years Ended December 31, 2005 and 2004

                                                                                2005             2004
                                                                              --------         -------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Write-off of bridge loan receivable                                         $300,000            $--
   Gain on write off of liabilities no longer due and payable attributed to
     unwinding of related loans from and to the Company                          1,000             --
                                                                              --------            ---
  Write-off of note payable                                                   $301,000            $--
                                                                              ========            ===


See registered independent auditor report and notes to the financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 1 - BASIS OF PRESENTATION

Going concern

The Company has incurred recurring operating losses since its inception, and, as of December 31, 2005, had an accumulated deficit of approximately $25,877,091. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon receiving additional financing. The Company anticipates that during its 2006 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan. Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In November of 2003, the Company increased the number of its authorized shares of common stock from 90,000,000 to 750,000,000. In addition, the Company effectuated a 76:1 reverse split of the Company's common stock. In June 2005, the Company increased the number of its authorized shares of common stock from 750,000,000 to 2,000,000,000 and effectuated a 100:1 reverse split of the Company's common stock. The company is authorized to issue an aggregate of 2,500,000,000 shares, of which 2,000,000,000 are to be common shares.

During the first quarter of 2005, the Company moved its head office from Ohio to Florida.

Principles of Consolidation

The consolidated financial statements include the financial position and operating activities of UPDA and its 65% owned subsidiary, Canyon Creek Oil and Gas, Inc. The Company has an additional subsidiary, West Oil and Gas, Inc., which was inactive as of December 31, 2005. All inter-company balances have been eliminated in consolidation.

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

Segment information

The Company operates in one segment.


                                      F-7
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

For financial statement instruments including cash, accounts receivable, and accounts and accrued expenses payable, the carrying amounts approximated fair value because of their short maturity.

Depreciation

Depreciation of office equipment is provided for by the straight-line method over an estimated useful life of 5 years.

Loss per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants, and options convertible into an aggregate of approximately 112,711,323 and 6,115,788 of common shares as of December 31, 2005 and December 31, 2004 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

Major Customers

During the year ended December 31, 2005, sales to two oil and gas customers represented 100% of total sales.

Asset Retirement Obligations

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations. In accordance with the provisions of SFAS No. 143, the Company records asset retirement costs and liabilities at the time of property acquisition as a reduction in earnings.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with acquisition and development of oil and gas properties are capitalized. The Company does not engage in exploration activities. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the year ended December 31, 2005, was $13,311, based on depletion at the rate of $1.58 per barrel-of-oil-equivalent.

Revenue Recognition

The Company recognizes net operating revenues from oil and natural gas at the time of delivery that is once the oil and gas purchasers have taken delivery.


                                      F-8
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of APB No. 43, Chapter 4." SFAS No. 151 retains the general principle of APB No. 43, Chapter 4, "Inventory Pricing (AC Section I78)," that inventories are presumed to be stated at cost; however, it amends APB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated SFAS No. 151 and do not anticipate that the adoption of SFAS No. 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) became effective for the interim period beginning July 1, 2005. The Company does not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on the Company's overall results of operations or financial position.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company's overall results of operations or financial position.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company's overall results of operations or financial position.


                                      F-9
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 3 - INVESTMENT IN OIL & GAS DEVELOPMENT JOINT VENTURE

In July 2005, the Company formed a joint venture with US Production & Exploration, LLC ("USPX") and Triple Crown Consulting ("TCC") named Canyon Creek Oil & Gas, Inc. ("Canyon."). Canyon was formed for the purpose of acquiring oil and gas producing properties, low risk drilling prospects, and prospects in need of state-of-the-art technology to make them viable. USPX is an independent production and exploration company located in Sugar Land, Texas, engaged in the acquisition of oil and gas producing properties with multiple enhancement opportunities. TCC is engaged in the merchant and investment banking and commercial finance broker services and is located in Miami Beach, Florida. In a memorandum of understanding dated July 4, 2005, the ownership percentages were to be as follows: the Company - 25%, USPX -70%, and TCC - 5%. According to the memorandum of understanding, the Company was required to deliver $300,000 of funding in cash to Canyon within thirty days of the execution of the agreement. In addition, that agreement required the Company to deliver another $200,000 in cash ninety days thereafter.

On August 15, 2005, Canyon entered into an Agreement of Sale and Purchase with Trend Group Incorporated ("Trend") of Houston Texas, whereby Canyon acquired undivided 87.50% of the interest in rights, titles, and interests to oil and gas leases for 100,000 shares of the Company's Common Stock. On August 26, 2005 the Company issued 50,000 common shares each directly to NTJ Management, LLC and Armadillo Energy Group, LLC on behalf of Trend. The 100,000 shares of common stock had a value of $55,000 based on the publicly traded share price of Company common stock on the date of these issuances.

On November 17, 2005, the joint venture agreement was amended and the parties agreed, among other things, to change the ownership proportions to the following: the Company - 65%, USPX-30%, and TCC - 5%. In addition, the Company was required to make a minimum investment of $1,200,000 in cash and stock in Canyon on or before January 31, 2006. USPX has the right to pursue other oil and gas ventures as it deems necessary to carry out its own business plan, provided it offers Canyon the right of first refusal to participate in such ventures. Other terms of note in the joint venture agreement provide for payment of management fees of 7.5% of defined net operating revenue to USPX, and for the Company to issue 500,000 of its restricted common shares to USPX ten days after the execution of this agreement. To date, the Company has provided financing to Canyon in the form of $1,148,000 in cash.

Upon formation of Canyon, USPX contributed leasehold rights to certain oil and gas properties in North Texas valued at $607,031 and consisting of a total of 2,489 acres and 61 wells in Archer, Coleman, and Palo Pinto Counties. These wells are classified as proved reserves at December 31, 2005, and, accordingly, acquisition costs are subject to amortization.

In August 2005, Canyon purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field, about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of UPDA stock under regulation 144r, valued at $55,000, which was the fair market value on the date of issue. These wells are classified as proved reserves at
December 31, 2005, and, accordingly, acquisition costs are subject to amortization.

In September 2005, Canyon acquired an 80-acre lease in Fayette County, Texas for $16,000 cash. The lease is located in the Giddings Gas Field, one of the largest producing gas fields in Texas. These reserves are classified as unproved reserves at December 31, 2005 since advanced technology is yet to be employed during the workover process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

In October 2005, Canyon completed the acquisition of a 266.73-acre oil and gas lease in Starr County, Texas for $94,000 cash. The lease is located in the Boyle Field. These reserves are classified as unproved reserves at December 31, 2005 since advanced technology is yet to be employed during the workover process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

In October 2005, Canyon completed the acquisition of a 40-acre oil and gas lease in Young County, Texas for a cash purchase price of $18,000. The lease is located in the Prideaux Field. These wells are classified as proved reserves at December 31, 2005, and accordingly, acquisition costs are subject to amortization.

                                      F-10
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 3 - INVESTMENT IN OIL & GAS DEVELOPMENT JOINT VENTURE (CONTINUED)

Summary of leasehold rights acquired as of December 31, 2005

The acquisition cost of the above leases was allocated to the assets acquired and the liabilities assumed as follows:

Oil and gas properties subject to amortization            $       1,311,546
Oil and gas properties not subject to amortization                  623,860
Asset retirement obligation                                              --
                                                           -----------------
     Net assets acquired                                  $       1,935,406
                                                           =================

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred, which, for the Company, is typically when an oil or gas well is drilled or purchased. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company's asset retirement obligations relate primarily to the obligation to plug and abandon oil and gas wells and support wells at the conclusion of their useful lives.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is capitalized by increasing the carrying amount of the related oil and gas property. Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled. The initial capitalized cost is amortized as a component of oil and gas properties.

As a part of the Operating Agreement of Canyon Creek Oil and Gas, Inc., USPX has agreed to bear responsibility for all asset retirement obligations. As such, Canyon Creek did not record any such obligations at December 31, 2005.


                                      F-11
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 5 - SUPPLIER AGREEMENTS

Sunoco Oil

On November 4, 2005, Canyon entered into month-to-month agreement with Sunoco to gather and purchase the oil produced from Canyon Creek's wells in the Fort Worth basin in North Central Texas. Sunoco has agreed to pay a one dollar bonus over the posted price for West Texas Intermediate crude. In its agreement with Sunoco, Canyon Creek has specifically listed all of its properties located in Coleman, Palo Pinto, and Archer Counties. Accordingly, Canyon Creek has also reserved the right and option to renegotiate the price or change the purchaser every 30 days as it deems necessary.

West Texas Gas (WTG)

On October 1, 2005, Canyon Creek entered a three year natural gas purchase contract with WTG Jameson, LP to market casing head gas at its Hagler leases in Coleman County. Under the agreement, CCOG must pay certain fees and commissions on natural gas sales to WTG Jameson, LP.

NOTE 6- HURRICANES IN 2005

Neither Canyon Creek's well revitalization program nor its production of natural gas was affected by Hurricanes Rita or Katrina.

NOTE 7 - OFFICE EQUIPMENT

During 2005, UPDA purchased office equipment at a cost of $2,495 during 2005.

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation:

                                              December    Estimated Useful
                                               31, 2005        Lives
                                            ------------   --------------

Office equipment                                  2,495        5 years
                                            ------------
                                                  2,495
Less accumulated depreciation                     (104)
                                            ------------
                                                 $2,391
                                            ============

Depreciation expense for office equipment for the year ended December 31, 2005 was $104.


                                      F-12
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 8 - NOTES PAYABLE

At December 31, 2005 and 2004, notes payable, none of which require periodic regular payments of either principal or interest, are explicated below:

                                                                                            December           December
                                                                                            31, 2005           31, 2004
                                                                                        ---------------    ----------------

Unsecured  non-interest  bearing  notes  payable  due on  demand by  Company  to
Bashiruddin  Usama, a former Company Chief  Executive  Officer and President and still significant Company shareholder as a result of a management change
subsequent to December 31, 2004 (See Notes 13 and                                            $     --         $ 13,817
14)

Unsecured non-interest bearing notes payable due on demand by Company to Charles
W. Harper, a former Company Treasurer and Director and still Company shareholder as a result of a management change subsequent to December 31, 2004 (See Notes 13
)                                                                                                  --           28,762

Unsecured non-interest bearing notes payable due on demand by Company to Fred
Harris, a minor Company shareholder (See Note 13)                                                  --          106,731

Unsecured non-interest bearing notes payable due on demand by Company to Robert
Gilmore, a minor Company shareholder (See Note 13)                                                 --            5,421

Unsecured notes payable due on demand by Company
to Katherine Betts, a minor Company shareholder, of which
$20,000 bears interest at 11% per annum. (See Note 13)                                         80,000           80,000

Unsecured  non-interest  bearing notes payable due on demand by Company to Kamal
Abdallah, Company Chief Executive Officer and President and significant Company
shareholder                                                                                    64,696               --
                                                                                             --------          -------

Subtotal, notes payable, related parties                                                      144,696          234,731

Unsecured 18% interest bearing balloon note payable  originally due November 30,
2004 to  Bereishis  Investment  Group,  LLC,  with  interest  at a default  rate thereafter of 24% per annum. The note holder is a shareholder in the Company to
whom the bridge loan receivable of $300,000 described in Note 15 and 18 was                        --          301,000
made.

Unsecured non-interest bearing notes payable due on demand by Company to Hunter
Covington                                                                                          --           40,000

Unsecured 8% note payable on demand                                                             6,000            6,000

Other unsecured non-interest notes payable on demand                                           10,717           10,717
                                                                                             --------          -------

Total notes payable, excluding interest                                                      $161,413         $592,448
                                                                                             ========          =======

At December 31, 2005 and 2004, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $26,727 and $36,176, respectively, including amounts accrued for loans from former officers and current shareholders of $24,226 in 2005 and $21,545 in 2004. Accrued interest payable at December 31, 2005 and 2004 includes several years of interest from years prior to December 31, 2004.


                                      F-13
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 9 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                 December          December
                                                 31, 2005          31, 2004
                                             ----------------- ----------------
                                                                 As restated
                                                                  (Note 25)
Deferred tax asset:
       Net operating loss carryforward       $  6,468,683      $   4,210,662
       Valuation allowance                      (6,468,683)       (4,210,662)
                                             ----------------- ----------------
Net deferred tax asset                       $             --  $         --
                                             ================= ================

The Company incurred no federal income tax expense for the years ended December 31, 2005 and 2004, and utilized no tax carryforward losses. The Company incurred $800 and $800 of state income tax expense for years ended December 31, 2005 and 2004, respectively.

The Company has a net operating loss carryover of approximately $25,874,731 to offset future income tax. The net operating losses expire as follows:

December 31, 2009                    $         1,431,255
                  2010                           947,760
                  2011                         1,269,670
                  2017                           885,291
                  2019                         2,289,386
                  2020                         2,671,128
                  2021                         3,736,141
                  2022                           850,127
                  2023                         1,001,233
                  2024                         1,760,656
                  2025                         9,032,084

The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code due to events including changes of control and change in business activities.

NOTE 10 - RESCISSION OF CAROL POP STOCK SUBSCRIPTION RECEIVABLE

In August 2004, the Company entered into a financing agreement with Carol Pop, an individual investor, which had already been amended to extend the closing to May 1, 2005. Under the terms of the agreement, the Company issued 22,222,000 restricted common shares for $350,000, of which the Company received $20,000 against the subscription prior to December 31, 2004. Accordingly, at December 31, 2004, the remainder balance of the subscription receivable was $330,000 and had been offset against shareholders' deficit (see Note 13). In August 2005 the Company and Carol Pop agreed to cancel 22,222,000 shares previously issued, as Carol Pop was unable to deliver the remaining $330,000. The Company issued common stock for the $20,000 previously received from Carol Pop. To date, the shares have not as yet been issued to Carol Pop. However, Carol Pop did return the shares during the third quarter.

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

Mr. Pop remains a member of Bratenahl Estates Development, LLC. This termination agreement was negotiated and executed after it was determined by the Company that the real estate involved was not consistent with its modified business model. The Company incurred no termination penalties for this termination agreement.

                                      F-14
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 11 - INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY

Pursuant to the rescission of a real estate acquisition transaction with Kamal Abdallah, the current Chairman, President and CEO of the Company on July 27, 2005, the Company received 1,000,000 $1 face value convertible preferred series B Rule 144 restricted stock of Siteworks Building and Development Co. ("Siteworks"), a publicly-traded entity, for which Kamal Abdallah transferred his ownership to the Company. These transferred marketable securities had an aggregate fair value of approximately $1,000,000 on the date of the transfer, based on the publicly traded share price of the underlying common stock of Siteworks into which the preferred stock is convertible.

Kamal Abdallah received 1,100,000 of convertible preferred series B Rule 144 Stock of Siteworks on June 17, 2005 as a result of his transferring certain property (comprised of a former Wal-Mart store, vacant land, and parking lot) with an aggregate appraised value of $2,800,000 on that date. In addition to receiving convertible preferred B shares, Kamal Abdallah also received 35,000,000 common shares in Siteworks with an estimated fair value of $1,000,000, based on the publicly traded share price of that common stock. Kamal Abdallah transferred 1,000,000 of Siteworks convertible series B stock to the Company, while retaining ownership of 100,000 of those convertible preferred B stock, and 35,000,000 shares of common stock of Siteworks. Consequently, he and the Company controlled approximately 44% of Siteworks assuming that both the Company's and his Siteworks convertible preferred series B shares are likely to be converted to that entity's common stock. Subsequently, Kamal Abdallah exchanged the 35,000,000 shares of Siteworks in exchange for the assumption of a $1,000,000 note. Consequently, he and the Company then controlled approximately 17% of Siteworks assuming that both the Company's and his Siteworks convertible preferred series B shares are likely to be converted to that entity's common stock. Kamal Abdallah security holdings of common and preferred stock are unchanged at December 31, 2005, and he controls approximately 2% of Siteworks assuming conversion of the preferred series B shares. To date, the publicly traded share price has suggested no diminution in the value of the Company's investment in Siteworks reflected in the Company's consolidated financial at December 31, 2005.

NOTE   12   -   ADVANCE    FINANCIAL   FEE   RECEIVED   ON   ARRANGED   CUSTOMER
CONSTRUCTION/DEVELOPMENT FINANCING, NET OF COST OF $15,000 TO FACILITATE NON-COMPANY FINANCING ALTERNATIVE

In May 2005, the Company entered into a financing and construction arrangement with Tucker-Norcross Adventist Church of Norcross, Georgia, whereby the Company would utilize its network of consultants to perform construction and provide materials for that purpose and the underlying financing in the form of long-term preferred redeemable notes to complete development of certain facilities for an aggregate of up to $2,575,000. Upon execution of this agreement the Company received $80,000 as a prepayment on this contract.

During the quarter ended September 30, 2005, the Company made a payment of $15,000 to an unrelated third party entity as an advance fee to facilitate transferring both the Company's commitment to provide financing and the benefits of the income to be derived under that financing. The amount paid to this entity has been offset against the $80,000 advance financial fee received by the Company described in the preceding paragraph. During the fourth quarter of 2005, the Company assigned the entire agreement to a third party for the right to retain cash received to date. Accordingly, the Company recognized $65,000 of other income related to the transaction during the year ended 2005. Company and its legal counsel do not believe that there will be any financial consequences resulting from the need to assign its obligations to provide the construction financing.


                                      F-15
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS

In January 2004, the Company issued 750 shares to Berithorn Holdings for consulting fees and services incurred by the Company. The Company recorded a charge of $41,250 based on the trading price of the stock on the date of issuance of $55.

In March of 2004, the Company sold 2,942 shares of common stock at $17.00 per share for cash consideration of $50,000 received from WFFS, an entity who received a bridge loan from the Company (See Note 15). As of December 31, 2004, the shares were not issued to this investor.

In June 2004, the Board of Directors approved the issuance of 27,200 common shares and an 8,500 common share stock option, valued in the aggregate at $392,700, for financial statement purposes. The option exercise price is $.01 and has a five-year life and vested immediately. These shares and options were issued to former officers/directors and current shareholders and consultants for consulting fees and services incurred by the Company. The shares and options were valued at $11.00 per share based on the trading price of the stock on the date of the stock issuance or option grant. Of the 27,200 shares approved, 8,500 were issued to Dr. Harper, a member of the board at that time, and 8,500 to Payment Solutions, Inc., a significant shareholder of the Company. The 8,500 common shares option was issued to Dr B. Usama, the Chairman of the Company at that time.

In June 2004, the Company sold 1,563 of common shares for $12,500 to an accredited investor who is a paid consultant to the Company. The shares were valued at $11.00 per share based on the trading price of the stock on the date of issuance. As of December 31, 2004, the shares have not been issued to the investor.

As further discussed in Note 10 the Company entered into a financing agreement with Carol Popp for the purpose of acquiring commercial real estate located in Cleveland, Ohio. In October 2004, the Company issued 222,220 shares subject to Rule 144 to the new investor as he delivered a quitclaim deed for a building with an equity well in excess of $350,000. Since the investor was unable to provide the cash by May 2005, the 222,220 shares were rescinded.

In October 2004, the Company issued 10,000 shares subject to rule 144 for an option the Company obtained to purchase 125 residential condominium units located in Warrensville, Ohio. The shares were valued at $3.00 per share based on the trading price of the stock on the date of issuance and resulted in a charge of $30,000 included within consulting fees and services incurred by the Company. As of December 31, 2004, the condominium unit purchase option has expired.

In December 2004, the Company issued 20,000 free tradable common shares to Marcus Dukes for consulting fees and services incurred by the Company. The Company recorded an expense of $220,000 related to this issuance to this minor shareholder of the Company, based on the trading price of the Company's stock on the date of issuance of $11.00 per share.

In December 2004, the Company issued 10,000 free tradable common shares to Teresa Hodges for consulting fees and services incurred by the Company. The Company recorded an expense of $110,000 related to this issuance to this minor shareholder based on the trading price of the Company's stock on the date of issuance of $11.00 per share.

In December 2004, the Company issued 30,000 free tradable common shares to Vincent Kenyon for consulting fees and services incurred by the Company to this significant share holder in the Company. The Company recorded an expense of $330,000 related to this issuance based on the trading price of the Company's stock on the date of issuance of $11.00 per share.

In December 2004, the Company issued an additional 12,500 free tradable common shares to Payment Solutions Group, Inc. for consulting fees and services incurred by the Company to this significant shareholder of the Company. The Company recorded an expense of $137,500 related to this issuance based on the trading price of the Company's stock on the date of issuance of $11.00 per share.

In December 2004, the Company issued 20,000 common shares in settlement of a liability to Joe Risk, a minor shareholder, totaling $57,250 for shares valued at $20,000 based upon the trading price of the stock on the date of issuance of $1.00 per share. This settlement resulted in a gain of $37,250 in 2004 on the write-off of this liability now no longer due and payable.

In December 2004, the Company issued 10,000 free tradable common shares to Jack Wolf for consulting fees and services incurred by the Company. The Company recorded an expense of $110,000 related to this issuance based on the trading price of the Company's stock on the date of issuance of $11.00 per share.

                                      F-16
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (CONTINUED)

On January 19, 2005, prior to Company collection difficulties encountered with the unsecured bridge loan described in Note 15, the Company issued 1,000 shares of its free trading common stock to Bereishis Investment Group, LLC. The Company recorded a non-cash expense of $11,000 for this issuance, based on the trading price of Company shares on the date of issuance.

On March 10, 2005, the Company entered into an agreement with Ten and Ten Marketing Entertainment Company ("Ten and Ten") to form a strategic alliance to develop real estate solutions. In consideration of this transaction, on March 10, 2005, the Company issued 400,000 shares of common stock to Ten and Ten. The Company recorded a non-cash expense of $3,600,000 for this issuance, based on the trading price of Company shares on the contract signing date, which is earlier than the date of issuance of the stock to Ten and Ten.

The Ten and Ten agreement also requires the Company to set aside an additional 200,000 of restricted common shares for sub-consultants, certain of which are identified in the agreements text. On March 10, 2005, the Company issued 117,500 of these shares for services rendered; 6,000 shares to NUCNStep and 57,500 shares to Digital Freedom. The Company recorded a non-cash charge of $817,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. The Company had already executed agreements for 379,500 shares besides the 1,933,333 total ascribed to Kamal Abdallah and Ten and Ten. In June 2005, the Company terminated the Ten and Ten agreement contract.

The Company also issued 68,500 free trading shares under the 379,500 share allotment between March 17 and March 31, 2005, and recorded a non-cash expense of $362,500, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. 20,000 of the free trading shares each were issued to Payment Solutions Group, Inc. and Theresa Hodges, while 500 shares each were issued to the principals of Profit Planners, Inc., Maurice Carmey and Vincent Kenyon, 3,500 shares were issued to Richard Britt and a further 10,000 shares were issued to LL Capital.

On March 24, 2005, Payment Solutions Group, Inc. was issued 100,000 shares of stock subject to Rule 144. The Company recorded a non-cash expense of $500,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Ten and Ten agreement gave that entity an option to purchase $2,000,000 of the Company's common stock through June 30, 2006 at a 50% discount from the 30 day trading of its shares. Finally, the Company agreed to have Curtis L. Pree, a Vice President of Ten and Ten, on its Board. 20,000 of the shares were restricted and 10,000 of the shares were free trading. In June 2005 the Company terminated the Ten and Ten agreement contract.

On March 24, 2005, the Company issued to Curtis L. Pree 27,500 shares of stock, 2,500 free-trading shares and 25,000 shares subject to Rule 144 restrictions, as part of his employment agreement. The Company recorded a non-cash charge of $87,500 related to this stock issuance, based on the trading price of Company shares on the date of issuance.

Coincident to the March 10, 2005 agreement in the preceding paragraph, the Board of Directors of the Company authorized entry in new or amended consulting or employment agreements in which the Company could issue restricted and free trading common shares aggregating 3,229,333 On March 17, 2005, the Company issued 1,533,333 shares of its common stock (subject to Rule 144) to Kamal Abdallah, in exchange for a)$100,000 of cash and for b)real estate--with an appraised valuation of $4,000,000--which was to be transferred to the Company by June 2005. Accordingly $4,000,000 had been recorded as a subscription receivable and offset against shareholders' deficit. During the quarter ended September 30, 2005, this agreement was cancelled.

On March 31, 2005, the Company issued 30,000 shares its common stock to George Csatary, its Chief Financial Officer, for consulting services. The Company recorded a non-cash expense of $150,000 related to this stock issuance, based on the trading price of Company shares on the date of issuance. On March 17 and March 31, 2005, the Company issued 10,000 and 32,370 of freely trading common stock to Jack Wolf for consulting services. The Company recorded a non-cash expense of $211,849 related to these stock issuances, based on the trading price of Company shares on the date of issuances.

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

                                      F-17
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (CONTINUED)

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

On August 4, 2005, as further discussed in Note 11 the Company's board of directors authorized the cancellation of Kamal Abdallah "Stock subscription receivable" of $4,000,000 in exchange for his return of the 1,433,333 shares for Company cancellation. In addition, Kamal Abdallah was released from assigning title to the real estate with an appraised value of $4,000,000 to the Company. In consideration for the aforementioned rescission transactions, the Company was required to and did issue 100,000 Class A convertible preferred shares and Kamal Abdallah was required to transfer marketable securities having an aggregate fair value of $1,000,000 to the Company. See Note 11 above entitled "Investment in Preferred Series B Rule 144 restricted stock of Siteworks Building and Development Co, publicly-traded entity" for a description of the securities furnished by Kamal Abdallah to the Company.

On August 4, 2005, the Company issued 80,000 shares of the company's Series A Convertible Preferred Stock to Kamal Abdallah for an aggregate purchase price of $800,000. Each share of the Preferred Stock is convertible into 1,000 shares of UPDA common stock. 53,334 shares of Mr. Abdallah's Preferred Stock are currently convertible, or are convertible within the next sixty (60) days, into 53,334,000 shares of UPDA common stock. Mr. Abdallah paid for the shares of Preferred Stock by transferring securities owned by him with an aggregate market value of $800,000 to UPDA.

On August 4, 2005, the Company issued 20,000 shares of the company's Series A Convertible Preferred Stock to Christopher McCauley for an aggregate purchase price of $200,000. Each share of the Preferred Stock is convertible into 1,000 shares of UPDA common stock. 13,334 shares of Mr. McCauley's Preferred Stock are currently convertible, or are convertible within the next sixty (60) days, into 13,334,000 shares of UPDA common stock. Mr. McCauley paid for the shares of Preferred Stock by transferring securities owned by him with an aggregate market value of $200,000 to UPDA.

The fair value of the common stock that would be issued under the Series A preferred stock conversion feature, based on the trading price of the common stock on August 4, 2005, execeeded the consideration of $1,000,000 received for the issuance of the preferred stock. Accordingly, during the year ended December 31, 2005 the Company has reflected a dividend in the form of a beneficial conversion feature, to the extent of the consideration received ($1,000,000), offset by a corresponding credit to additional paid in capital.

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

                                      F-18
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (CONTINUED)

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

On September 15, 2005, the Company issued 120,000 shares of free-trading common stock to the principals of Profit Planners, Inc. in settlement of a portion of a preexisting liability of $18,000 for past consulting services accrued at December 31, 2004. The Company has recorded an additional non-cash charge of $24,000 for the difference between the trading prices of the shares on the date of their issuance in excess of the trading price on the date the portion of past consulting services accrued liability was measured.

On September 16, 2005, the Company issued 53,571 shares of free-trading common stock to Triple Crown Consulting for current year consulting services. Accordingly, the Company recorded a non-cash charge of $18,750 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On September 28, 2005, the Company issued 200,000 shares of free-trading common stock to the principals of Profit Planners, Inc. in settlement of the remainder of preexisting liability of $9,477 for past year consulting services accrued at December 31, 2004. The Company has recorded an additional non-cash charge for difference between the trading price of the shares on the date of their issuance in excess of the trading price on the date the portion of past consulting services accrued liability was measured. It has also recorded a non-cash charge for the current year consulting services based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. Aggregate non-cash charges recorded in the current period for past and current year consulting services total 19,000 to date.

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

In September 2005, the Company agreed to issue 255 shares of Class B convertible preferred stock ("Class B Preferred") with a $1,000 face value to Bratenahl Estates Development, LLC in consideration of $255,000 in cash. In December 2005, the Company agreed to issue 520 shares of Class B Preferred with a $1,000 face value to Bratenahl Estates Development, LLC in consideration of $520,000 in cash. One share of Class B Preferred is convertible into 2,000 shares of common stock. The Company received the entire $255,000 in cash during the third quarter of 2005. The Company received the entire $520,000 in cash during the fourth quarter of 2005. The actual 775 Class B Preferred Stock certificates were issued to Bratenahl during the first quarter of 2006.


                                      F-19
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (CONTINUED)

In December 2005 the Company agreed to issue 698 shares Class B Preferred stock in exchange for an investment of $698,000 from Miramar Investments, Inc. pursuant to a previously executed investment agreement. The stock certificates were issued during the first quarter of 2006.

On October 10, 2005, the Company issued 200,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current year consulting services. Accordingly, the Company recorded a non-cash charge of $120,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. In addition, on November 14, 2005 Company issued another 200,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current year consulting services. Accordingly, the Company recorded another non-cash charge of $100,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On October 17, 2005, the Company issued 150,000 shares of free-trading common stock to Hiyam Ahmed for current year consulting services. Accordingly, the Company recorded a non-cash charge of $123,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

During the fourth quarter of 2005, the Company issued 160,000 shares of free-trading common stock to Bradford Moore for current year consulting services. Accordingly, the Company recorded a non-cash charge of $103,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On November 3, 2005, the Company issued 100,000 shares of free-trading common stock to Charles Hsin for current year consulting services. Accordingly, the Company recorded a non-cash charge of $50,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On October 17, 2005, the Company issued 7,655 shares of free-trading common stock to Peter Nasca for current year consulting services. Accordingly, the Company recorded a non-cash charge of $6,277 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

During the fourth quarter of 2005, the Company issued 35,154 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the Company recorded a non-cash charge of $15,456 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On October 17, 2005, the Company issued 576,923 shares of free-trading common stock to Fred Harris in settlement of notes payable totaling $106,731. Accordingly, the Company recorded a non-cash debt conversion charge of $366,346, based on the difference between the prices of the shares on the date of their issuance in excess of face value of the debt obligation.

On October 12, 2005, the Company issued 15,000 shares of free-trading common stock to Gary Wolf in settlement of accrued legal expenses payable totaling $13,175. Accordingly, the Company recorded a non-cash debt conversion gain of $1,475, based on the difference between the prices of the shares on the date of their issuance in excess of face value of the debt obligation.

On December 30, 2005, the Company issued 135,000 shares of free-trading common stock to Hunter Coventon in settlement of notes payable totaling $40,000.
Accordingly, the Company recorded a non-cash debt conversion gain of $14,350, based on the difference between the prices of the shares on the date of their issuance in excess of face value of the debt obligation.

Preferred Stock Conversions

During the third quarter of 2005 the Company began advising its stock transfer agent that it should convert certificates surrendered representing 102 shares of $.001 par value convertible preferred stock into common stock of the Company at a conversion rate of 800,000 free trading common shares every two weeks. These previously Rule 144 restricted preferred shares have been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the year ended December 31, 2005, 25,041 preferred shares were converted into 13,225,000 shares of common stock under this arrangement.


                                      F-20
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (CONTINUED)

Preferred Stock Conversions (Continued)

During the fourth quarter of 2005 the Company advised its stock transfer agent that it should convert certificates surrendered representing 1,250 shares of $.001 par value convertible preferred stock into common stock of the Company at a conversion rate of 0.005, a rate equivalent to the conversion value of the preferred shares prior to stock splits for future investments in the Company by the holders. These previously restricted preferred shares have been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the year ended December 31, 2005, 63,150 shares of preferred were converted into 12,630,000 shares of common stock under this arrangement.

NOTE 14 - RELATED PARTY TRANSACTIONS

In addition to consulting fees and services incurred through issuances of common stock described in Note 13 above, the Company also incurred other consulting fees and services to Payment Solutions Group, Inc. paid or payable in cash of $25,000 and $249,350 during the years ended December 31, 2005 and 2004, respectively. Accordingly, consulting fees and services incurred by the Company to Payments Solutions Group, Inc., including share issuances paid or payable in cash aggregated $375,000 and $480,350 during the year ended December 31, 2005 and 2004, respectively. In May 2005, the Company issued 61,534 shares of common stock to Payment Solutions in settlement of accounts payable and accrued expenses payable of $92,301, resulting in $92,301 of the loss on conversion costs being incurred from their liabilities. In addition, at December 31, 2005 and 2004, the Company has an accrued liability of $125,000 for such consulting fees and services incurred to Payment Solutions, Inc.

During the years ended December 31, 2005 and 2004, the Company incurred $26,000 and $31,500, respectively, of consulting fees and services to Dr. Bashirudden Usama, the former Chief Executive Officer and President of the Company, $31,500 of which is included in accrued liabilities at December 31, 2004. Consulting fees and services incurred by the Company to Dr. Bashirudden Usama, including options granted and paid or payable in cash aggregated $32,120 and $125,000 during the years ended December 31, 2005 and 2004, respectively.

In May 2005, the Company issued 14,333 and 20,148 shares of common stock to Richard Brit and Teena Martin, in settlement of accounts payable and accrued expenses payable of $19,350 and $27,200, respectively, resulting in $56,894 of the loss on conversion costs being incurred from their liabilities.

In March 2005, Kamal Abdallah was appointed by the Company as Chief Executive Officer, President and Chairman of its Board of Directors for a term of five (5) years, expiring March 11, 2010, with first year annual compensation of Three Hundred Thousand Dollars and issuance of Five Hundred Thousand free-trading shares each quarter and an additional two million shares each year. The agreement also entitles him to certain fringe benefits, such as vacation and health insurance, and guarantees payment of his compensation in the event of termination. The Board has also authorized a further issuance of 2,000,000 shares per annum for every one million dollars in Company net income as well as a bonus of no less than ten thousand dollars per quarter. Effective October 1, 2005, the employment agreement was amended to reduce annual compensation to $150,000 per year (See Note 15).

During the year ended December 31, 2005 and 2004, the Company incurred $208,048 and $-, respectively, of consulting fees and services to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company, of which $37,500 is included in accrued liabilities at December 31, 2005. Accordingly, consulting fees and services incurred by the Company to Kamal Abdallah, including share issuances and amounts paid or payable in cash, aggregated $769,300 and $0 during the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, consulting fees and services incurred by the Company includes $12,500 to Teresa Hodge, a minor shareholder consultant and the CEO of Ten and Ten.

During the year ended December 31, 2005 and 2004, the Company incurred $30,000 and none, respectively, of consulting fees and services to Chris McCauley, the Company's in-house counsel, of which none is included in accrued liabilities at December 31, 2005. Accordingly, consulting fees and services incurred by the Company to Chris McCauley, including share issuances and amounts paid or payable in cash, aggregated $30,000 and none during the years ended December 31, 2005 and 2004, respectively.


                                      F-21
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Effective, October 1, 2005, the Company entered into an Employment Agreement with a four year term with Kamal Abdallah, the Chairman, President and CEO of the Company, with automatic annual one year renewals, at a $150,000 annual compensation. It provides for a thirty-day notice period for non-renewal. It also provides for a performance bonus of up to $600,000 at the discretion of the Board of Directors, plus fringe benefits such as health and life insurance. In the event of termination without cause Mr. Abdallah is to receive a lump-sum payment from the Company of $1,000,000.

Effective October 1, 2005, the Company entered into an Employment Agreement with a four year term with Christopher McCauley, the Vice President and Secretary of the Company, with automatic annual one year renewals, at a $120,000 annual compensation. It provides for a thirty-day notice period for non-renewal. It also provides for a performance bonus of up to $600,000 at the discretion of the Board of Directors, plus fringe benefits such as health and life insurance. Mr. McCauley is to receive a lump-sum payment from the Company of $1,000,000.

Effective January 1, 2006, the Company entered into an Employment Agreement with one year term with Steven Barrera, the Texas Regional Manager of the Company with automatic annual one year renewals, at a $60,000 annual compensation. It provides for a thirty-day notice period for non-renewal.

At December 31, 2005 the Company is committed as follows, under the agreements:

Years ending December 31:

2006                           $ 330,000
2007                             270,000
2008                             270,000
2009                             202,500
                         ----------------
Total                        $ 1,072,500
                         ================

Lease Agreements

Effective October 1, 2005, the company entered into a lease agreement for office space which provides for annual aggregate lease payments of approximately $6,900 for the year ending September 30, 2006.

Rent expense was $6,128 and $0 for the years ended December 31, 2005 and 2004 respectively.

Write Off of Note Payable

In November 2004, the Company advanced $300,000 to World Wide Financial Services, Inc. ("WWFS") as a bridge loan to purchase its technology assets. The loan bore interest of 8% per annum and was due on demand. The Company also received the cash for this investment from Bereishis Investment Group, LLP, a shareholder in WWFS, pursuant to an unsecured 18% interest bearing balloon note payable originally due November 30, 2004 to Bereishis Investment Group, LLC, with interest at a default rate thereafter of 24% per annum. The noteholder was a shareholder in the Company to whom the bridge loan receivable of $300,000. Subsequent to December 31, 2004, the Company determined it was unable to close on the technology asset purchase and that WWFS had refused to repay the bridge loan and had claimed the proceeds thereof as liquidated damages. As of December 31, 2004, the Company investigated its options concerning the transaction, including possibly seeking to invalidate the promissory note payable. The Company engaged legal counsel for the purpose of reviewing and evaluating documents and correspondence in order to advise the Company of its options. Company legal counsel has advised that future losses as a result of this transaction are not probable and accordingly, no contingent liability should be reflected in the Company's consolidated financial statements. In addition, during the fourth quarter of 2005, the Company's Board voted to invalidate the entire transaction as it was never properly authorized by the Company and to write off all related assets and liabilities, resulting in a gain of $6,801 on the write off principally attributable to accrued interest income and expense.

                                      F-22
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 16 - BOARD APPROVED CHANGE IN COMPANY MANAGEMENT AND TERMINATION OF CERTAIN AGREEMENTS WITH NOW FORMER OFFICERS AND A SHAREHOLDER CONSULTANT AND SUBSEQUENT PLAN OF MERGER

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

The Plan and Agreement of Merger and the Articles of Incorporation of Universal establish that Universal shall be authorized to issue a total of 2,500,000,000 shares of stock with 2,000,000,000 of those shares being common stock .001 par value. In addition, the Board of Directors of Universal is authorized to prescribe the classes, series and the number of each class or series of stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock. The Board of Directors may be made up of 5 members each elected to concurrent annual terms. The Board of Universal as existed prior to the merger survives the merger. It has scheduled regular meetings and will act as necessary to pursue the objectives of the company, including the acquisition of underperforming commercial and residential real estate and redevelopment of proven mineral opportunities through joint ventures with under funded property owners and leaseholders.

On July 11, 2005, Universal was issued a new trading symbol and issued a press release announcing the merger. Universal will trade on the OTC BB under the trading symbol UPDA and the new CUSIP number for its common stock is 91379U10 5.

NOTE 17 - STOCK OPTIONS

The Company granted an option to purchase 8,500 common shares in June 2004 with an exercise price of $.001 to Dr. Bashiruddin Usama. The option has a five year life and vested immediately. The fair value for option was estimated on the date of grant using the share price on the date of the grant.

The Board of Directors adopted a stock option plan effective October 18, 2004. This Plan shall expire on October 17, 2014. The Company has reserved 65,000,000 shares of common stock under this plan to be issued to employees, directors and consultants. As of December 31, 2005, the Company has issued 8,500 shares under this plan, consisting of an 8,500 option that replaced the option issued to Dr. Bashiruddin Usama in June of 2004.


                                      F-23
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 18 - RESCISSION OF CAROL POP STOCK SUBSCRIPTION RECEIVABLE

In August 2004, the Company entered into a financing agreement with Carol Pop, an individual investor that had already been amended to extend the closing to May 1, 2005. Under the terms of the agreement, the Company issued 222,220 restricted common shares for $350,000, of which the Company received $20,000 against the subscription prior to December 31, 2004. Accordingly, at December 31, 2004, the remainder balance of the subscription receivable was $330,000 and had been offset against shareholders' deficit .In August 2005 the Company and Carol Pop agreed to cancel 222,220 shares previously issued as Carol Pop was unable to deliver the remaining $330,000. The Company agreed to issue common stock for the $20,000 previously received from Carol Pop. To date, the shares have not as yet been issued to Carol Pop. However, Carol Pop did return the shares during the current quarter

The Company had incurred $21,354 in costs associated with the previously pending Company acquisition of real estate from Carol Pop involved in the financing agreement discussed in the previous paragraph. The aforementioned costs previously recorded as due from Carol Pop by the Company have been written off as a "loss on impairment of investment acquisition costs" during the second quarter of 2005.

NOTE 19 - ABANDONED PLANS FOR ACQUISITION OF EQUITY INTEREST IN BRATENAHL EXTENSION, LLC

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

Bratenahl and the Company agreed to join forces as strategic alliance partners. This strategic alliance was to undertake to acquire Bratenahl Extension, LLC an Ohio limited liability company, which owned an 83 apartment building in Cleveland, Ohio. Bratenahl was to own 70% and the Company was to own 30% of the acquired LLC. The Company agreed to pay $300,000 in cash or stock to Bratenahl in consideration of its consultation on this project and to provide an additional $200,000 in cash or stock to the acquired LLC 90 days thereafter, and an additional $500,000 in cash or stock to the acquired LLC within 90 days after that. Said funds will be utilized for the sole purpose of renovation and repair of the real estate owned by the acquired LLC. To date the Company has not yet provided the initial $300,000. Carol Pop, who is mentioned in the subscription receivable matter, is a managing member in Bratenahl.

In September 2005, Bratenahl and the Company, by mutual agreement, informally cancelled the memorandum of understanding without penalty to either of the parties, as this investment did not fit with either entities' business plans upon further reflection. Accordingly, the Company has no gain or loss to report as a result of the cancellation of this transaction.


                                      F-24
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

NOTE 20- SUBSEQUENT EVENTS

STATUS OF MEMORANDUMS OF UNDERSTANDING

In October 2005, the Company executed a memorandum of understanding with Dark Horse Exploration, Inc. (DHE), a Wyoming corporation, and Masaood Group, Ltd. for the development and production of a natural gas and oil field consisting of 4,000 acres in Northern Utah. UPDA was to own sixty percent (60%) of the joint venture, DHE was to own thirty percent (30%) and Masaood was to own ten percent (10%). Pursuant to the memorandum of understanding, DHE was to operate the field which had five (5) wells and which was to be expanded to eighty (80) wells. Masaood had agreed to invest $1,000,000 and had provided initial funding of $150,000 for the revitalization of the existing wells. UPDA had agreed to re-invest its portion of the initial profits, up to $1,000,000, for the drilling of additional wells. In January, 2006, West Oil & Gas, Inc. ("West") terminated its relationship with Dark Horse Exploration and Byron T. Woodard. In conjunction with this termination, UPDA increased its stake in West to 70% and Masaood Group, LTD. and Mr. Kronvold now owns 20% of the outstanding shares.

In November 2005, the Company executed a memorandum of understanding with the Lion Partners Hedge Fund to acquire certain oil and gas leases in Osage County, Oklahoma for 3,840 acres including of 69 producing wells and 27 injection wells. There was no activity within the venture during 2005.

In March 2006, UPDA and Sundial Resources, Inc. of Graham, Texas executed a Memorandum of Understanding for the development of 320 acres on three leases in Young County, Texas. Pursuant to the MOU, UPDA is required to provide $ 100,000 of funding in cash for the workover of the 17 wells on the property. As set forth in the MOU, UPDA will own 75% of a joint venture corporation, tentatively known as Texas Energy, Inc. Sundial is to assign its 100% working interest in the leases and wells to the joint venture corporation and will own the remaining 25% interest in the new venture. Sundial will manage the workover procedures and will operate the wells upon completion.

SIGNIFICANT STOCK ISSUANCE ACTIVITIES

In January 2006, the Company issued 375,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for consulting services. Accordingly, the Company is expected to record a non-cash charge of $75,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

In February 2006 the Company approved a settlement agreement with Peter Nasca Associates, Inc. related to the termination of his consulting agreement, and authorized the payment of the sum of $5,000 and the issuance of 15,000 shares.

On February 13, 2006, the Company agreed to issue Eight Hundred and Ten (810) shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $810,000 in cash.

In March 2006 the Company issued 500,000 shares of free trading shares in settlement of a dispute arising with Payment Solutions, Inc. concerning consulting services and previously issued shares of the Company's stock.

During the first quarter of 2006 the Company converted a substantial portion of its "unlettered" preferred stock and some of its Series B preferred stock into common stock representing 55,650,000 shares of common stock of the Company. In the opinion of Company management and its legal counsel, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares.


                                      F-25
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004


          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31, 2005
Unproved oil and gas properties                                   $  110,000
Proved oil and gas properties                                      1,825,406
Drilling advances on uncompleted projects                                 --
Support and office equipment                                              --
                                                                  -----------
Total capitalized costs                                            1,935,406
Less accumulated depreciation and amortization                      (13,311)
                                                                  -----------
Net Capitalized Costs                                             $1,922,095
                                                                  ===========

Costs Incurred in Oil and Gas Producing Activities

For the Year Ended December 31, 2005
Acquisition of proved properties                                     680,031
Acquisition of unproved properties                                   110,000
Exploration costs                                                         --
Development costs                                                  1,145,375
Acquisition of support and office equipment                               --
Asset retirement costs recognized according to SFAS No. 143               --
                                                                  -----------
Total Costs Incurred                                              $1,935,406
                                                                  ===========

Results of Operations from Oil and Gas Producing Activities - The Company's results of operations from oil and gas producing activities are as follows. Income taxes are based on statutory tax rates, reflecting allowable deductions.

For the Year Ended December 31, 2005
Oil and gas revenues                                              $28,965
Production costs                                                   (2,040)
Production taxes                                                   (1,754)
Depreciation and amortization                                     (13,311)
General and administrative expense                                      --
                                                                  ---------
Results of operations before income taxes                           11,860
Provision for income taxes                                              --
                                                                  ---------
Results of Oil and Gas Producing Operations                       $ 11,860
                                                                  =========

Reserve Quantities Information - The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States of America.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and methods.


                                      F-26
See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements
December 31, 2005 and 2004

    SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.


For the Year Ended December 31, 2005
                                                 Oil (1)        Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year                                       --            --
Purchases of minerals in place                      313,838     6,280,466
Improved recovery and development                       --            --
Production                                          (2,910)       (5,500)
Revision of previous estimate                           --            --
                                                 ------------------------
End of year                                         310,928     6,274,966
                                                 ========================
Proved Developed at end of year                          60         4,500

        1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31, 2005
Future cash flows                                          $  59,400,101
Future production costs                                      (1,581,395)
Future development costs                                     (2,271,702)
Future income taxes                                         (13,886,752)
                                                           --------------
Future net cash flows                                         41,660,252
10% annual discount for estimated timing of cash flows      (14,097,237)
                                                           --------------
Standardized Measure of Discounted Cash Flows              $  27,563,015
                                                           ==============


                                      F-27
See independent auditor's report.