Form 10QSB
period 2006-03-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2006-05-22
CIK 923771

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ____________ to ____________

                         Commission file number 0-25416

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            NEVADA                                       20-3014499
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


             14255 U.S. HIGHWAY #1, SUITE 209, JUNO BEACH, FL 33408
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  561-630-2977
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Securities registered under Section 12(b) of the Exchange Act:


       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------      -----------------------------------------
Common stock - par value $0.001                   OTC: Bulletin Board

       Securities registered under Section 12(g) of the Exchange Act: None

--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

================================================================================

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes |_| No |X|

The number of shares outstanding of the Issuer's common stock, as of May 10, 2006.

                CLASS                              OUTSTANDING AT MAY 10, 2006
 --------------------------------------        ---------------------------------
   Common stock - par value $0.001                         128,194,806

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2006

                                TABLE OF CONTENTS


PART I -    FINANCIAL INFORMATION                                                      PAGE

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 2006 and December 31,
            2005                                                                       F-1

            Consolidated Statements of Operations - For the Three Months Ended
            March 31, 2006 and March 31, 2005                                          F-2

            Consolidated Statement of Changes in Stockholders' Equity as of
            March 31, 2006                                                             F-3

            Consolidated Statements of Cash Flows - For the Three Months Ended
            March 31, 2006 and March 31, 2005                                          F-4

            Notes to the Consolidated Financial Statements                             F-5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      F-20

Item 3.     Controls and Procedures                                                    F-23

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                                          F-23

Item 2.     Change in Securities                                                       F-23

Item 3.     Defaults upon Senior Securities                                            F-24

Item 4.      Submission of Matters to a Vote of Security Holders                       F-24

Item 5.      Other Information                                                         F-24

Signatures                                                                             F-28

Certification                                                                          F-30

Exhibits                                                                               F-29

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Balance Sheets

                                                                                 March 31, 2006    December 31, 2005
                                                                                 --------------    -----------------
ASSETS
  Current Assets:
     Cash                                                                          $    281,582      $    132,935
     Marketable securities                                                            1,000,000         1,000,000
     Accounts receivable - oil and gas sales                                             45,518            13,137
     Other current assets                                                                17,081               672
                                                                                   ------------      ------------
  Total current assets                                                                1,344,181         1,146,744
                                                                                   ------------      ------------

  Property and Equipment:
     Oil and gas properties, using full cost accounting
          Subject to amortization                                                     2,652,836         1,311,546
          Not subject to amortization                                                   558,898           623,860
                                                                                   ------------      ------------
               Gross oil and gas properties                                           3,211,734         1,935,406
     Accumulated depletion                                                             (183,316)          (13,311)
                                                                                   ------------      ------------
               Net oil and gas properties                                             3,028,418         1,922,095
  Office equipment, at cost, net of accumulated depreciation of $365 and
     $104, respectively                                                                   5,130             2,391
                                                                                   ------------      ------------
               Property and equipment, net                                            3,033,548         1,924,486
                                                                                   ------------      ------------
  Other assets                                                                            7,828                --
                                                                                   ------------      ------------
TOTAL ASSETS                                                                       $  4,385,557      $  3,071,230
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable and accrued expenses                                          $    218,318      $    485,544
    Notes payable                                                                       161,413           161,413
    Due to USPX                                                                           6,391             2,041
    Due to royalty holders                                                                3,475                --
    Income taxes payable                                                                  2,419             2,219
                                                                                   ------------      ------------
  Total current liabilities                                                             392,016           651,217
                                                                                   ------------      ------------

35% minority interest in Canyon Creek Oil & Gas, Inc. subsidiary                        575,186           609,691
30% minority interest in West Oil & Gas, Inc. subsidiary                                 (3,929)               --
                                                                                   ------------      ------------
                                                                                        571,257           609,691
                                                                                   ------------      ------------
STOCKHOLDERS' EQUITY
    Common stock, 2,000,000,000 shares $.001 par value authorized, 89,992,108 and 32,964,256 shares issued/"to be issued" and outstanding, respectively
     (See Note 18 concerning possible discrepancies in rate of
     conversion from preferred)                                                          89,992            32,964
    Convertible preferred stock, 500,000,000 shares $.001 par value authorized, 40,645 and 149,006 shares issued and outstanding, respectively (See Note 18 concerning possible discrepancies in rate
           of conversion  into common)                                                       41               149
    Class A convertible preferred stock, 100,000 shares $10.00 par value authorized, 100,000 and 100,000 shares issued and outstanding,
       respectively                                                                   1,000,000         1,000,000
    Class B convertible preferred stock, 3,263 shares $1,000.00 par value authorized, 3,263 and 1,473 shares issued and outstanding,
respectively                                                                          3,263,000         1,473,000
    Additional paid-in capital                                                       26,421,505        26,181,300
    Accumulated deficit                                                             (27,352,254)      (26,877,091)
                                                                                   ------------      ------------
  Total stockholders' equity                                                          3,422,284         1,810,322
                                                                                   ------------      ------------
Total liabilities and stockholder's equity                                         $  4,385,557      $  3,071,230
                                                                                   ============      ============

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Operations

                                                                                 For the Three     For the Three
                                                                                  Months Ended      Months Ended
                                                                                 March 31, 2006    March 31, 2005
                                                                                 --------------    --------------
  Revenue - sales of crude oil and gas                                           $    106,430      $         --

  Cost of goods sold, including depletion of $170,005 and none, respectively          202,472                --
                                                                                 ------------      ------------
  Gross loss                                                                     $    (96,042)     $         --
                                                                                 ------------      ------------

  Operating expenses:
     Consulting fees and services, including $202,125 and $5,110,349 through March 31, 2006 and March 31, 2005, respectively, incurred
     through issuance of common shares or options to acquire such shares              247,992         5,262,417
     General and administrative                                                       198,432            53,889
     Depreciation                                                                         261                --
                                                                                 ------------      ------------
  Total operating expenses                                                            446,685         5,316,306
                                                                                 ------------      ------------
  Loss from operations                                                               (542,727)       (5,316,306)
                                                                                 ------------      ------------

  Other income (expenses):
    Gain on write off of liabilities no longer due and payable,
       related to liability settled  through issuance of common shares                 30,000
    Interest expense, net                                                                (670)          (12,730)
                                                                                 ------------      ------------
  Total other income (expenses)                                                        29,330           (12,730)
                                                                                 ------------      ------------
  Loss before provision for income taxes                                             (513,397)       (5,329,036)
  Provision for income taxes (current)                                                    200               200
                                                                                 ------------      ------------
  Net loss before minority interest                                                  (513,597)       (5,329,236)
  Add, 35% minority interest in net loss of Canyon Creek Oil & Gas,
     Inc. subsidiary                                                                   34,505                --
  Add, 30% minority interest in net loss of West Oil & Gas,
     Inc. subsidiary                                                                    3,929                --
                                                                                 ------------      ------------
                                                                                       38,434
                                                                                 ------------      ------------
  Net loss after minority interest                                               $   (475,163)     $ (5,329,236)
                                                                                 ============      ============


Basic and diluted net loss per weighted-average shares
     common stock outstanding                                                    $      (0.01)     $      (0.31)
                                                                                 ============      ============

Weighted-average number of shares of common stock outstanding                      64,854,459        17,134,474
                                                                                 ============      ============

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2006

                                                         (Shares)          (Shares)           Common        Preferred
                                                      Common Stock      Preferred Stock       Stock           Stock
                                                      ------------      ---------------       ------        ---------
Balance at December 31, 2005 (See Note 18
concerning discrepancies in rate of conversion of
preferred stock into common)                            32,964,256           250,479      $     32,964     $  2,473,149
Preferred shares converted to common (See Note 18       55,600,002          (108,361)           55,600             (108)
concerning discrepancies in rate of conversion of
preferred stock into common)
Preferred shares sold                                                          1,790                          1,790,000
Common stock issued for services                           927,850                                 928
Common stock issued in settlement of
   liabilities                                             500,000                                 500
                                                      ------------      ------------      ------------     ------------
Net loss for period
                                                      ------------      ------------      ------------     ------------
Balance at March 31, 2006                               89,992,108           143,908            89,992        4,263,041
                                                      ============      ============      ============     ============


                                                       Additional       Accumulated
                                                      Paid-in Capital      Deficit           TOTAL
                                                      ---------------   ------------      ------------
Balance at December 31, 2005 (See Note 18
concerning discrepancies in rate of conversion of
preferred stock into common)                          $ 26,181,300      $(26,877,091)     $  1,810,322
Preferred shares converted to common (See Note 18          (55,492)                                 --
concerning discrepancies in rate of conversion of
preferred stock into common)
Preferred shares sold                                                                        1,790,000
Common stock issued for services                           201,197                             202,125
Common stock issued in settlement of
   liabilities                                              94,500                              95,000
                                                      ------------      ------------      ------------
Net loss for period                                                         (475,163)         (475,163)
                                                      ------------      ------------      ------------
Balance at March 31, 2006                               26,421,505       (27,352,254)        3,422,284
                                                      ============      ============      ============

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Cash Flows

                                                                                For the Three    For the Three
                                                                                 Months Ended     Months Ended
                                                                                March 31, 2006   March 31, 2005
                                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $  (475,163)     $(5,329,236)
Adjustments to reconcile net loss to net cash used in operating activities:
   Minority interest loss
                                                                                    (38,434)              --
   Non-cash interest income                                                              --           (6,000)
Gain on write off of liabilities no longer due and payable,
       related to liability settled through issuance of common shares               (30,000)              --
   Depreciation and depletion expense                                               170,266               --
   Consulting fees and services incurred through issuance of company
      equity shares or options to acquire such shares                               202,125        5,110,348
   Changes in operating assets and liabilities:
        Increase in accounts receivable                                             (32,381)              --
        Increase in other current assets                                            (16,409)
        Increase in security deposits                                                (7,828)              --
        (Decrease) increase in accounts payable & accrued expenses                 (164,039)          54,575
        Increase (decrease) in income taxes payable                                     200           (5,144)
        Increase in due to USPX                                                       4,350               --
        Increase in due to royalty holders                                            3,475               --
                                                                                -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                              (383,838)        (175,457)
                                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Costs associated with real estate acquisition, now returned                           --          (21,354)
   Payment of capitalized oil and gas properties work-over costs                 (1,154,515)              --
   Payments for assignment of rights to oil and gas leases to the Company          (100,000)              --
   Purchases of office equipment                                                     (3,000)              --
                                                                                -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (1,257,515)         (21,354)
                                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                                          --           14,182
  Proceeds from sale of common stock                                                     --          200,000
  Proceeds from sale of preferred stock                                           1,790,000               --
                                                                                -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,790,000          214,182
                                                                                -----------      -----------

NET INCREASE IN CASH                                                                148,647           17,371
Cash, beginning of period                                                           132,935            3,651
                                                                                -----------      -----------
CASH, END OF PERIOD                                                             $   281,582      $    21,022
                                                                                ===========      ===========

Cash paid during the period for:
Income taxes                                                                    $        --      $        --
                                                                                ===========      ===========
Interest expense                                                                $        --      $        --
                                                                                ===========      ===========

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The Company has incurred recurring operating losses since its inception, and as of March 31, 2006 had an accumulated deficit of $27,352,254. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position and operating activities of UPDA and its 65% owned subsidiary, Canyon Creek Oil and Gas, Inc., its 70% owned subsidiary, West Oil & Gas, Inc. and its 75% owned subsidiary Texas Energy, Inc. The Company has additional joint ventures, Winrock Energy, Inc. and UPDA Petroleum Trading/Texas Trading, Inc., which were inactive as of March 31, 2006. All inter-company balances have been eliminated in consolidation.

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

SEGMENT INFORMATION

The Company operates in one segment.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

For  financial  statement   instruments  including  cash,  accounts  receivable,
accounts and accrued expenses payable, the carrying amounts approximated fair value because of their short maturity.

DEPRECIATION

Depreciation  of  furniture  and  office   equipment  is  provided  for  by  the
straight-line method over the estimated useful lives ranging from three to seven years.

LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 115,735,323 and 112,711,323 of common shares as of March 31, 2006, and December 31, 2005 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

MAJOR CUSTOMERS

During the three months ended March 31, 2006, sales to two customers represented 99% of total sales, 86% and 13%, respectively.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the three months ended March 31, 2006, was $170,005, based on depletion at the rate of $5.74 per barrel-of-oil-equivalent.

REVENUE RECOGNITION

The Company recognizes net operating revenues from oil and natural gas at the time of delivery, that is, once the oil and gas purchasers have taken delivery.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) became effective for the interim period beginning July 1, 2005. The Company does not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on the Company's overall results of operations or financial position.

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

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company's overall results of operations or financial position.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 3 - INVESTMENT IN OIL & GAS DEVELOPMENT JOINT VENTURE

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

On November 17, 2005 the joint venture agreement was amended and the parties agreed, among other things, to change the ownership proportions to the following: the Company - 65%, USPX-30%, and TCC - 5%. In addition, the Company was required to make a minimum investment of $1,200,000 in cash and stock in Canyon on or before January 31, 2006. USPX has the right to pursue other oil and gas ventures as it deems necessary to carry out its own business plan, provided it offers Canyon the right of first refusal to participate in such ventures. Other terms of note in the joint venture agreement provide for payment of management fees of 7.5% of defined net operating revenue to USPX, and for the Company to issue 500,000 of its restricted common shares to USPX ten days after the execution of this agreement. To date the Company has not issued the common shares to USPX. To date, the Company has provided financing to Canyon in the form of $2,418,000 in cash.

On March 24, 2006, Donald Orr resigned from all of his positions as an officer and member of the Board of Directors of Canyon Creek Oil & Gas, Inc. Donald Orr is a partner in USPX. USPX was the sole operator of Canyon Creek Oil & Gas, Inc's oil fields. Canyon Creek Oil & Gas, Inc's oil fields will continue to operate with no anticipated stoppage due to Donald Orr's resignation.

On May 3, 2006, the Company filed articles of incorporation for its new company UPDA Operators, Inc. to manage all of its well operations. Upon filing its P-5 Organization Report, UPDA Operators, Inc. will be authorized to operate over 150 wells that the Company owns through its subsidiaries. UPDA Operators, Inc. will assume all responsibility for the maintenance and pumping of the wells, manage the reporting and sales of the expanding production, post the necessary bonds with the Texas Railroad Commission and provide adequate insurance for the fields which it will operate.

NOTE 4 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - UTAH

In October 2005, the Company executed a memorandum of understanding with Dark Horse Exploration, Inc. (DHE), a Wyoming corporation, and Masaood Group, Ltd. for the development and production of a natural gas and oil field consisting of 4,000 acres in Northern Utah. UPDA would own sixty percent (60%) of the joint venture, DHE will own thirty percent (30%) and Masaood would own ten percent (10%). Pursuant to the memorandum of understanding, DHE will operate the field which presently has five (5) wells and which will be expanded to eighty (80) wells. Masaood has agreed to invest $1,000,000 and has provided initial funding of $150,000 for leasehold acquisitions and the revitalization of the existing wells. UPDA has agreed to re-invest its portion of the initial profits, up to $1,000,000, for the drilling of additional wells.

In January, 2006, West Oil & Gas, Inc. ("West") terminated its relationship with Dark Horse Exploration and Byron T. Woodard. With the expanding involvement of and opportunities being generated by Landmark 4, West is negotiating to undertake projects that are significantly more lucrative than those presented by Dark Horse. In conjunction with this termination, UPDA increased its stake in West to 70% and Masaood Group, LTD. and Mr. Kronvold now owns 20% of the outstanding shares.

NOTE 5 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - OKLAHOMA

In November 2005, the Company executed a memorandum of understanding with the Lion Partners Hedge Fund to acquire certain oil and gas leases in Osage County, Oklahoma for 3,840 acres including of 69 producing wells and 27 injection wells. There has been no activity within the venture, known as Win Rock Energy, Inc., to date.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 6 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - TEXAS ENERGY

In March 2006, UPDA and Sundial Resources, Inc. of Graham, Texas executed a Memorandum of Understanding (MOU) for the development of 362.95 acres on four leases in Young County, Texas. Pursuant to the MOU, UPDA will provide funding for the workover of the 17 wells on the property. As set forth in the MOU, UPDA will establish and own 75% of a joint venture corporation, tentatively known as Texas Energy, Inc. According to the memorandum of understanding, the Company is required to provide $400,000 of funding in cash to Texas Energy, Inc. over an unspecified period of time, the amount estimated by Sundial for the completion of the work to make the wells productive.

The above-described MOU also required the Company to pay cash consideration of $100,000 to Andrew McDermett, Jr on behalf of Sundial for its assignment of its 100% working interest in the leases and wells on property commonly known as the Thresher Medlen, Nantz, Weichman fields to the Texas Energy, Inc. joint venture corporation. Sundial will manage the workover procedures and will operate the wells upon completion, for which Sundial will be paid an annual managerial fees equal to 5% of the net operating revenue of Texas Energy, Inc. The Company has made an advance payment of $50,000 in March 2006 to Andrew McDermett to be used for the workovers, coincident to remittimg the $100,000 to be paid for the leases. Texas Energy, Inc.'s 100% working interest under the MOU represents 80% net revenue interest for the properties cover under the leases. The venture, which is to have a term of five years, has had no activity to date, except for the purchase of the above leases.

NOTE 7 - ACQUISITION OF OIL AND GAS PROPERTIES

Upon formation of Canyon, USPX contributed leasehold rights to certain oil and gas properties in North Texas valued at cost of $607,031 consisting of a total of 2,489 acres and 61 wells in Archer, Coleman, and Palo Pinto Counties. These wells were classified as proved reserves at March 31, 2006, and accordingly, acquisition costs are subject to amortization.

In August 2005, Canyon purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of UPDA stock under Regulation 144R valued at $55,000, the fair market value on the date of issue. These wells were classified as proved reserves at March 31, 2006, and accordingly, acquisition costs are subject to amortization.

In September 2005, Canyon acquired an 80-acre lease in Fayette County, Texas for $16,000 in cash. The lease is located in the Giddings Gas Field, one of the largest producing gas fields in Texas. These reserves are classified as unproved reserves at March 31, 2006 since advanced technology is yet to be employed during the workover process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

In October 2005, Canyon completed the acquisition of a 266.73-acre oil and gas lease in Starr County, Texas for $94,000 in cash. The lease is located in the Boyle Field. These reserves are classified as unproved reserves at March 31, 2006 since advanced technology will be employed during the workover process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

In October 2005, Canyon completed the acquisition of an 40-acre oil and gas lease in Young County, Texas for a cash purchase price of $18,000. The lease is located in the Prideaux Field. These wells were classified as proved reserves at March 31, 2006, and accordingly, acquisition costs are subject to amortization.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


Oil and gas properties subject to amortization          $    790,031
Oil and gas properties not subject to amortization           100,000
Asset retirement obligation                                       --
                                                        ------------
     Net Assets Acquired                                $    890,031
                                                        ============


NOTE 8 - ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred which, for the Company, is typically when an oil or gas well is drilled or purchased. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company's asset retirement obligations relate primarily to the obligation to plug and abandon oil and gas wells and support wells at the conclusion of their useful lives.

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

As a part of the Operating Agreement of Canyon Creek Oil and Gas, Inc., USPX had agreed, and will continue to bear, responsibility for all asset retirement obligations. As such, Canyon Creek did not record any such obligations at March 31, 2006 or December 31, 2005.

NOTE 9 - SUPPLIER AGREEMENTS

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


NOTE 10 - OFFICE EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                                                     March      December       Estimated Useful
                                                    31, 2006    31, 2005             Lives
                                                   --------     --------       -----------------
Office equipment and furniture                     $ 5,495      $   2,495        3-7 years
Less accumulated depreciation and amortization        (365)          (104)
                                                   -------      ---------
                                                   $ 5,130      $   2,391
                                                   =======      =========

Depreciation expense for property and equipment for the three months ended March 31, 2006 was $261.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 11 - NOTES PAYABLE

At March 31, 2006, and December 31, 2005 notes payable, none of which require periodic regular payments of either principal or interest, are broken down as follows:

                                                                                      March 31,          December 31, 2005
                                                                                       2006
                                                                                  -----------------      -----------------
Unsecured notes payable due on demand by Company
  to Katherine Betts, a minor Company shareholder, of which
  $20,000 bears interest at 11% per annum                                              $ 80,000               $ 80,000

Unsecured non-interest bearing notes payable due on demand by Company to Kamal
Abdallah, Company Chief Executive Officer and President and
significant Company                                                                      64,696                 64,696
shareholder
                                                                                       --------               --------

Subtotal, notes payable, related parties                                                144,696                144,696


Unsecured 8% note payable on                                                              6,000                  6,000
demand

Other unsecured non-interest notes payable on                                            10,717                 10,717
demand
                                                                                       --------               --------

Total notes payable, excluding interest                                                $161,413               $161,413
                                                                                       ========               ========

At March 31, 2006, and December 31, 2005, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $27,397 and $26,727, respectively. Accrued interest payable at March 31, 2006, and December 31, 2005 includes several years of interest from years prior to December 31, 2005.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 12 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                             March         December
                                            31, 2006       31, 2005
                                           ----------     ----------
Deferred tax asset:
       Net operating loss carryforward     $6,838,064     $6,473,670
       Valuation allowance                 (6,838,064)    (6,473,670)
                                           ----------     ----------
Net deferred tax asset                     $       --     $       --
                                           ==========     ==========


The Company incurred no federal income tax expense for the three months ended March 31, 2006 and for the year ended December 31, 2005, and utilized no tax carryforward losses. The Company incurred $200 and $200 of state income tax expense for the three months periods ended March 31, 2006, and March 31, 2005, respectively.

The Company has a net operating loss carryover of approximately $27,352,254 to offset future income tax. The net operating losses expire as follows:

           December 31, 2009                        $    1,431,255
                             2010                          947,760
                             2011                        1,269,670
                             2017                          885,291
                             2019                        2,289,386
                             2020                        2,671,128
                             2021                        3,736,141
                             2022                          850,127
                             2023                        1,001,233
                             2024                        1,760,656
                             2025                       10,034,444
                             2026                          475,163
                                                    --------------
                                  Total             $   27,352,254
                                                    ---------------


The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code due to events including changes of control and change in business activities.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 13 - INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY

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

In their December 31, 2005 10-K audited financial statements filed on May 19, 2006, Siteworks indicated that during the year ended December 31, 2005, they became aware that some or all of their capital changes were not validly adopted by Siteworks' Board of Directors, approved by the Siteworks' shareholders, or filed with the Secretary of State as required by the laws of the State of Florida, and that it appeared that Siteworks never had been authorized to issue certain shares of its common and preferred stock. Accordingly all of its common and preferred shares have been reclassified " Temporary Equity" as of December 31, 2005, which it presented as a "mezzanine" balance sheet category between Shareholders' Deficit and Liabilities. Sitework also reported in the footnote in the financial statements for the year ended December 31, 2005 included in that filing that land appraised at $2,100,000 purchased by it in exchange for issuing equity shares, which apparently includes the above described convertible Preferred B shares, weren't clear of mortgages and liens, Siteworks also indicated that it paid $2,100,000 and recorded the deed. Siteworks also indicated that they are attempting to recover stock issued to the seller, which likely includes the preferred series B shares now held by the Company.

The Company is unsure how the above facts may impact for Company's original recorded of the investment or a possible diminution in the value of the Company's investment in Siteworks reflected in the Company's consolidated financial statements at March 31, 2006 and December 31, 2005. The Company has chosen to reflect no impairment in value or corrections in the recorded of the investment as of March 31, 2006, because it believes that the Preferred Shares received is valid and the Chairman of UPDA had guaranteed the value of the stock in the even of any impairment.

NOTE 14 - EQUITY TRANSACTIONS

On January 19, 2005, after Company collection difficulties encountered with an unsecured bridge loan receivable and a related note payable in a similar amount, the Company issued 1,000 shares of its free trading common stock to Burnishes Investment Group, LLC, and the Company recorded a non-cash expense of $11,000 for this issuance, based on the trading price of Company shares on the date of issuance.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 14 - EQUITY TRANSACTIONS (CONTINUED)

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 14 - EQUITY TRANSACTIONS (CONTINUED)

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

On August 4, 2005, as further discussed in Note 15 the Company's board of directors authorized the cancellation of Kamal Abdallah "Stock subscription receivable" of $4,000,000 in exchange for his return of the 1,533,333 shares for Company cancellation. In addition, Kamal Abdallah was released from assigning title to the real estate with an appraised value of $4,000,000 to the Company. In consideration for the aforementioned rescission transactions, the Company was required to and did issue 100,000 Class A convertible preferred shares and Kamal Abdallah was required to transfer marketable securities having an aggregate fair value of $1,000,000 to the Company. See Note 15 above entitled "Investment in Preferred Series B Rule 144 restricted stock of Siteworks Building and Development Co, publicly-traded entity" for a description of the securities furnished by Kamal Abdallah to the Company.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

NOTE 14 - EQUITY TRANSACTIONS (CONTINUED)

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

On September 30, 2005, the Company issued 500,000 shares of free-trading common stock to Christopher McCauley, Secretary of the Company, for current year consulting services. Accordingly, the Company recorded a non-cash charge of $130,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

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

In September 2005, the Company agreed to issue 255 shares of Class B convertible preferred stock ("Class B Preferred") with a $1,000 face value to Bratenahl Estates Development, LLC in consideration of $255,000 in cash. One share of Class B Preferred is convertible into 2000 shares of Common Stock. The Company received the entire $255,000 in cash during the third quarter of 2005 and the actual Class B Preferred Stock certificates were issued to Bratenahl during the first quarter of 2006.

In December 2005 the Company agreed to issue Six Hundred Eighteen (698) shares Class B preferred stock in exchange for an investment of Six Hundred Eighteen Thousand Dollars ($698,000) from Miramar Investments, Inc. pursuant to a previously executed investment agreement. The stock certificates were issued during the first quarter of 2006.

During the fourth quarter of 2005, the Company issued 867,809 shares of common stock for past services rendered to the Company by various consultants. The Company recorded non-cash compensation charges for $529,433 related to the issuances, reflecting the fair market value of the shares when granted.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 14 - EQUITY TRANSACTIONS (CONTINUED)

During the fourth quarter of 2005, the Company issued 711,923 shares of common stock in settlement of $146,731 debts owed by the Company to Dr. Harris and Hunter Covington for $106,731 and $40,000, respectively. The Company recorded non-cash debt conversion charges of $351,996 related to the issuances, reflecting the fair market value of the shares when granted less the debts settled.

On January 11, 2006, the Company issued 375,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current and prior year consulting services. Accordingly, the Company recorded a non-cash charge of $67,501 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. In addition, on March 8, 2006 Company issued another 300,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current year consulting services. Accordingly, the Company recorded another non-cash charge of $63,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On March 29, 2006, the Company approved the settlement agreement with Peter Nasca Associates, Inc. and issued 15,000 shares of free-trading common stock to Peter Nasca for current and prior year consulting services. Accordingly, the Company recorded a non-cash charge of $3,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On January 30, 2006, the Company issued 50,000 shares of free-trading common stock to Brad Moore for current year consulting services. Accordingly, the Company recorded a non-cash charge of $19,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. On March 1, 2006, the Company issued 30,000 shares of free-trading common stock to Brad Moore for current year consulting services. Accordingly, the Company recorded a non-cash charge of $7,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. In addition, on March 27, 2006 Company issued another 47,250 shares of free-trading common stock to Brad Moore for current year consulting services. Accordingly, the Company recorded another non-cash charge of $8,033 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On February 1, 2006, the Company issued 25,000 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the Company recorded a non-cash charge of $11,250 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. On March 6, 2006, the Company issued 13,350 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the Company recorded a non-cash charge of $3,338 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. In addition, on March 31, 2006 Company issued another 22,250 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the Company recorded another non-cash charge of $4,005 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On February 13, 2006, the Company issued 50,000 shares of free-trading common stock to Ziv Damary for current year Web-site consulting services. Accordingly, the Company recorded a non-cash charge of $15,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

During the three months ended 2006, the Company agreed to issue 1,790 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $1,790,000 in cash.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 14 - EQUITY TRANSACTIONS (CONTINUED)

In March 2006 the Company issued 500,000 shares of free trading shares in an agreement of settlement and release of claims for past consulting services in settlement of accounts payable and accrued expenses payable of $125,000, resulting in $30,000 of the gain on conversion costs being incurred from their liabilities.

NOTE 15 - RELATED PARTY TRANSACTIONS

On March 24, 2005 the Company issued to Curtis L. Pree 25,000 shares of stock subjected to rule 144 restrictions as part of his employment agreement. The Company recorded a non cash charge of $125,000 related to this stock issuance.

In March 2005 the Company issued to four consultants 25,000 shares for professional services. The Company recorded a non-cash expense of $150,000 based on the fair market price of the Company's stock.

In March 2005 the Company issued to Payment Solutions, Inc 70,000 shares of stock for consulting services. The Company recorded a non cash charge of $350,000 related to this stock issuance.

In March 2005 the Company issued to George Csatary 30,000 shares of stock for consulting services. The Company recorded a non cash charge of $150,000 related to this stock issuance.

In March 2005 the Company issued to LL Capital, Inc. 10,000 shares of stock for consulting services. The Company recorded a non cash charge of $50,000 related to this stock issuance.

During the three months ended March 31, 2006, and March 31, 2005, the Company incurred $25,000 and none, respectively, of consulting fees and services to Dr. Bashirudden Usama, the former Chief Executive Officer and President of the Company. Consulting fees and services incurred by the Company to Dr. Bashirudden Usama, including options granted and paid or payable in cash aggregated $25,000 and none during the three months ended March 31, 2006, and March 31, 2005, respectively.

In March 2005, Kamal Abdallah was appointed by the Company as Chief Executive Officer, President and Chairman of its Board of Directors for a term of five (5) years, expiring March 11, 2010, with first year annual compensation of Three Hundred Thousand Dollars and issuance of Five Hundred Thousand free-trading shares each quarter and an additional two million shares each year. The agreement also entitles him to certain fringe benefits, such as vacation and health insurance, and guarantees payment of his compensation in the event of termination. The Board has also authorized a further issuance of 2,000,000 shares per annum for every one million dollars in Company net income as well as a bonus of no less than ten thousand dollars per quarter. Effective October 1, 2005, the employment agreement was amended to reduce annual compensation to $150,000 per year.

During the three months ended March 31, 2006, and March 31, 2005, the Company incurred $37,500 and $0, respectively, of payroll expenses to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company, of which $37,500 is included in accrued liabilities at March 31, 2006. Accordingly, consulting fees and services incurred by the Company to Kamal Abdallah, including share issuances and amounts paid or payable in cash, aggregated
$25,000 and none during the three months ended March 31, 2006, and March 31, 2005, respectively.

During the three months ended March 31, 2006, and March 31, 2005, the Company incurred $30,000 and $0, respectively, of payroll expenses to Chris McCauley, the Company's in-house counsel, of which none is included in accrued liabilities at March 31, 2006. Accordingly, consulting fees and services incurred by the Company to Chris McCauley, including share issuances and amounts paid or payable in cash, aggregated $30,000 and none during the three months ended March 31, 2006, and March 31, 2005, respectively.

During the three months ended March 31, 2006 , the Company incurred $25,000 of consulting fees and services to Dr. Bashirudden Usama, the former Chief Executive Officer and President .

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

Under the above agreements, at March 31, 2006 the Company's future commitments are as follows:

Years ending March 31:
----------------------

          2007                        $    315,000
          2008                             270,000
          2009                             270,000
          2010                             135,000
                                      ------------
          Total                       $    990,000
                                      ============


LEASE AGREEMENTS

In January 2006, the Company entered into a lease for office space in Florida. The lease expires February 28, 2009, and provides an option to renew for one additional term of three years. Annual rent under the lease is $20,398, subject to annual escalations.

In December 2005, West Oil & Gas, Inc. assumed a twelve-month lease for office space in Utah. The lease expires November 30, 2006, and the minimum monthly payment under the lease is $1,147.

Rent expense was approximately $9,827 and $1,516 for the three months ended March 31, 2006, and March 31, 2005 respectively.

Under the above lease agreements, at March 31, 2006 the Company's future commitments are as follows:

Years ending March 31:
----------------------

          2007                        $     29,686
          2008                              21,170
          2009                              19,910
                                      ------------
          Total                       $     70,766
                                      ============

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 17 - STOCK OPTIONS

The Company granted an option to purchase 8,500 common shares in June 2004 with an exercise price of $.001 to Dr. Bashirudden Usama. The option has a five year life and vested immediately. The fair value for option was estimated on the date of grant using the share price on the date of the grant (See Note 17).

The board of directors adopted a stock option plan effective October 18, 2004. This Plan shall expire on October 17, 2014. The Company has reserved 65,000,000 shares of common stock under this plan to be issued to employees, directors and consultants. As of December 31, 2004, the Company has issued 8,500 shares under this plan, consisting of an 8,500 option that replaced the option issued to Dr. Bashirudden Usama in June of 2004.

NOTE 18 - PREFERRED STOCK

During the fourth quarter of 2005 the Company advised its stock transfer agent that it should convert certificates surrendered representing 1,250 shares of $.001 par value convertible preferred stock into common stock of the Company at a conversion rate of 0.005, a rate equivalent to the conversion value of the preferred shares prior to stock splits for future investments in the Company by the holders. These previously restricted preferred shares have been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the three months ended March 31, 2006, 108 shares of preferred were converted into 55,600,002 shares of common stock under this arrangement.

NOTE 19 - SUBSEQUENT EVENTS

On April 18, 2006, the Company issued 22,500 free trading shares of common stock to Stephen T. Britt for services rendered as a consultant to the Company.

On April 18, 2006, the Company issued 42,000 free trading shares of common stock to Bradford Moore for services rendered as a consultant to the Company.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006


NOTE 19 - SUBSEQUENT EVENTS (CONTINUED)

On May 1, 2006, Texas Energy entered into a purchase agreement with Catlin Oil Company, Virginia Catlin, Randy Catlin and Virginia Catlin, Independent Executor of the Estate of Carl Catlin, Deceased for the Catlin Oil and Gas Field, including Catlin's right, title and interest in oil and gas leases, equipment, tangible assets and real estate in Jack County, TX. The purchase price was $1,700,000 and consisted of more than 30 leases and 64 wells, covering approximately 2700 acres.

On April 6, 2006, Canyon and Avalon Oil and Gas, Inc. ("Avalon") entered into a Letter of Intent (the "LOI") pursuant to which Avalon agreed to acquire fifty percent (50%) of Canyon's working interest in certain oil and gas leaseholds for an aggregate purchase price of $75,000 in cash and 7,500,000 shares of Avalon's common stock. In furtherance of the completion of the transaction outlined in the LOI, on April 24, 2006, Avalon issued and delivered 7,500,000 shares of its common stock to Canyon. On April 27, 2006, Canyon received the $75,000 cash portion of the purchase price from Avalon. On May 1, 2006, Canyon transferred and assigned to Avalon fifty percent (50%) of Canyon's working interest in the leaseholds which it had originally purchased for the total sum of $94,000.

On May 3, 2006, the Company filed articles of incorporation for its new company UPDA Operators, Inc. to manage all of its well operations. Upon filing its P-5 Organization Report, UPDA Operators, Inc. will be authorized to operate over 150 wells that UPDA owns through its subsidiaries. UPDA Operators will assume all responsibility for the maintenance and pumping of the wells, manage the reporting and sales of the expanding production, post the necessary bonds with the Texas Railroad Commission and provide adequate insurance for the fields which it will operate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - For the Three Months Ended March 31, 2006

Oil and natural gas sales. For the three months ended March 31, 2006, oil and natural gas sales revenue was $106,430, compared to none for the same period during 2005. Oil sales were $106,430 and natural gas sales were $15,031. The revenues were the result of our producing wells in the Canyon Creek subsidiary, formed as a joint venture in late 2005. For the three months ended March 31, 2006, oil sales volume was 21,266 barrels, compared to none for the same period in 2005. The average realized per barrel oil price was approximately $60.00 for the three months ended March 31, 2006. For the three months ended March 31, 2006, gas sales volume was 8,420 thousand cubic feet (MCF, compared to none for the same period in 2005. The average realized natural gas price per MCF was approximately $4.00 for the three months ended March 31, 2006.

Oil and gas production costs. Our lease operating expenses (LOE) were $22,467 or $0.76 per barrel of oil equivalent (BOE) for the three months ended March 31, 2006.

Production taxes. Production taxes as a percentage of oil and natural gas sales were approximately 8% during the three months ended March 31, 2006. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax.

Depreciation and depletion. Our depreciation and depletion expense was $170,005 and none for the three months ended March 31, 2006, and March 31, 2005, respectively. The increase was a result of our entry into the energy business, and our recent purchases of office equipment.

General and administrative expenses. General and administrative expenses increased by $134,543 to $188,432 for the three months ended March 31, 2006, compared to the same period in 2005. The increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and entry into the energy business.

Interest expense, net. Interest expense, net decreased $12,060 to $670 for the three months ended March 31, 2006 when compared to the same period in 2005. The decrease was due to lower outstanding debt over the quarter.

Income tax expense. Our effective tax rate was 25% during the three months ended March 31, 2005 and remained steady at 25% for the three months ended March 31, 2006.

Net loss after minority interest. Net loss decreased from $5,329,236 for the three months ended March 21, 2006 to $475,163 for the same period in 2005. The reasons for this decrease include the large decrease in stock issued for consulting fees and services due to the new management team, our exit from the real estate business, and our entry into the energy business.

Revenues Year to Date by Geographic Section

All revenue from sales of crude oil and gas during the three months ended March 31, 2006 were in the State of Texas.

Capital Resources and Liquidity

As shown in the consolidated financial statements, as of March 31, 2006, the Company had cash on hand of $281,582, compared to $132,935 as of December 31, 2005. The Company had negative net cash flows from operations for the three months ended March 31, 2006 of $362,025, compared to $175,487 for the same period in 2005 due principally to the efforts of the management team to settle or reduce older payables.

The Company had negative cash flows from investing activities for the three months ended March 31, 2006 of $1,279,328, compared to $21,354 in the same period in 2005 due to investments in oil and gas leaseholds including expenditures for revitalization of the wells.

Cash inflows from financing activities during the three months ended March 31, 2006 consisted of $1,790,000 of cash raised through the sales of Class B Convertible Preferred Stock, compared to inflows of $214,182 from sales of common stock and notes payable during the same period in 2005.

We had losses of approximately $475,000 for the three months ended March 31, 2006, and do not currently generate positive cash flows from operations. In order for us to continue during the next twelve months we will need to secure approximately $1.5 million of debt or equity financing. While we expect to raise the additional financing in the future, there can be no guarantee that we will be successful.

Disclosures About Market Risks

Like other natural resource producers, we face certain unique market risks. The two most salient risk factors are the volatile prices of oil and gas and certain environmental concerns and obligations.

Oil and Gas Prices

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Pricing for natural gas is more regional. Because domestic demand for oil and gas exceeds supply, there is little risk that all current production will not be sold at relatively fixed prices. To this extent we do not see the Company as directly competitive with other producers, nor is there any significant risk that the Company could not sell all production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. The primary competitive risks would come from falling international prices which could render current production uneconomical.

It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas product, such that the Company views itself as having a price disadvantage to larger producers. Large producers also have a competitive advantage to the extent they can devote substantially more resources to acquiring prime leases and resources to better find and develop prospects.

Environmental

Oil and gas production is a highly regulated activity which is subject to significant environmental and conservation regulations both on a federal and state level. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while the Company believes this generally to be the case for its production activities in Texas, Oklahoma, Kansas and New Mexico, it should be noticed that there are various Environmental Protection Agency regulations which would govern significant spills, blow-outs, or uncontrolled emissions.

In Oklahoma, Texas, Kansas and New Mexico specific oil and gas regulations exist related to the drilling, completion and operations of wells, as well as disposal of waste oil. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the Oklahoma Corporation Commission, Oil and Gas Division, the Texas Railroad Commission, Oil and Gas Division, the Kansas Corporation Commission, Oil and Gas Division or the New Mexico Oil Conservation Division.

Compliance with these regulations may constitute a significant cost and effort for UPDA. No specific accounting for environmental compliance has been maintained or projected by UPDA to date. UPDA does not presently know of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which it or the acquired properties are involved or subject to or arising out of its predecessor operations. In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies to include: ordering a clean up of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations the agencies may also pursue criminal remedies against the Company or its principals.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer concluded that as of the end of such period the Company's disclosure control and procedures are effective in alerting them to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously  described in
Item 1A to Part I of our Form 10-KSB filed on April 17, 2006.

ITEM 2. CHANGE IN SECURITIES

On February 13, 2006, we issued Eight Hundred and Ten (810) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 restricted shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of Eight Hundred and Ten Thousand Dollars ($810,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the first quarter of 2006, we issued Nine Hundred and Eighty (980) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 restricted shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of Nine Hundred and Eighty Thousand Dollars ($980,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the first quarter of 2006, we issued 375,00 shares of our common stock to various consultants as payment for past accounting services rendered to the Company by such consultants. The Company recorded non-cash compensation charges for $30,000 related to the issuances. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Each of the consultants who received shares of our common stock in the above referenced transaction are accredited investors, as defined by Rule 501 of Regulation D, and have the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

Preferred Stock Conversions

During the first quarter of 2006 we advised our stock transfer agent that any certificates representing shares of the 1,223 outstanding shares of our $.001 par value convertible preferred stock issued and dated prior to October 2003 (the "2003" Preferred Stock") that were surrendered by the holders thereof for conversion to shares of our common stock should be converted at a rate of 200,000 shares of common stock for each share of the 2003 Preferred Stock surrendered (a rate equivalent to the conversion rate of the preferred shares prior to any stock splits of our common stock). The outstanding shares of 2003 Preferred Stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance. No additional consideration is payable upon the conversion of the 2003 Preferred Stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of the 2003 Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. During the quarter ended March 31, 2006, approximately two hundred and seventy-eight
(278) shares of the 2003 Preferred Stock were converted into approximately 55,600,000 shares of our common stock in the manner described above.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

Texas Energy Inc. Joint Venture

On March 7, 2006, the Company, Ty McDermett and Andrew McDermett, Jr. (collectively the "McDermetts") and Sundial Resources, Inc. ("SRI"), a private Texas corporation, entered into a Memorandum of Understanding (the "MOU") pursuant to which they agreed to the terms for the formation and operation of a joint venture. The McDermetts are the principals of SRI. Pursuant to the terms of the MOU, on March 9, 2006, the Company, the McDermetts and SRI formed Texas Energy, Inc. ("Texas Energy"), a Nevada corporation, as the joint venture entity to carry out the proposed operations of the joint venture. The Company owns seventy-five (75) percent of the capital stock of Texas Energy and the McDermetts collectively own twenty-five (25) percent of the capital stock of Texas Energy.

Under the terms of the MOU, and as consideration for their respective shares of the capital stock of Texas Energy, we have agreed to provide a minimum of four hundred thousand ($400,000) dollars to Texas Energy to finance the operations of the joint venture and the McDermetts and SRI have assigned five (5) oil and gas leases (the "Leases") to Texas Energy. The Leases were assigned to Texas Energy by the McDermetts and SRI on March 9, 2006 and they cover approximately three hundred and twenty acres in the oil and gas fields known as Thresher, Medlen, Nantz and Wechman, in Young County, Texas, and the wells and equipment thereon. Each of the Leases provides Texas Energy with a one hundred percent (100%) working interest, which is an eighty percent (80%) net revenue interest, in the property covered by such Leases. As additional consideration for the McDermetts and SRI to enter into the joint venture and to assign the above Leases thereto, we have agreed to pay one hundred thousand dollars ($100,000) directly to SRI.

Under the terms of the MOU, Texas Energy will have a three-member board of directors. Two members of the board will be chosen by the Company and one member will be chosen by SRI. Further, under the MOU, any additional funding required by Texas Energy for its operations will be provided by the Company and the McDermetts or SRI on a pro-rata basis based on their percentage ownership of Texas Energy's capital stock. SRI will be responsible for the day-to-day operations of Texas Energy, but Texas Energy shall employ the Registrant's accountants for all financial record-keeping and bookkeeping services and we will have control over any disbursements in excess of five thousand dollars ($5,000). SRI will be paid an annual managerial fee equal to five (5) percent of the net operating revenue of Texas Energy.

Unless sooner terminated by the mutual agreement of the parties thereto, or replaced by a definitive Joint Venture Agreement, the MOU shall have a term of five (5) years. The Company and SRI intend to operate Texas Energy under the terms of the MOU pending the completion of a definitive Joint Venture Agreement.

While we intend for this new joint venture to operate at a net profit, to date Texas Energy has no operating history and, therefore, we cannot predict what its results of operation will be, or how those operations will impact our operating results in the future.

The foregoing description of the MOU and the transactions contemplated thereby is a summary of terms, is not intended to be complete and is qualified in its entirety by the complete text of that agreement, a copy of which is attached as
Exhibit 10.4 to this Report. Furthermore, the foregoing description of the Leases is a summary, is not intended to be complete and is qualified in its entirety by the complete text of those agreements, copies of which are attached as exhibits to Exhibits 10.4.

Disposition of Assets by Canyon Creek Oil & Gas, Inc.

On April 6, 2006, Canyon Creek Oil & Gas, Inc. ("CCOG"), a Nevada corporation and a sixty-five percent (65%) owned joint venture subsidiary of the Company, and Avalon Oil and Gas, Inc. ("Avalon") entered into a Letter of Intent (the "LOI") pursuant to which Avalon agreed to acquire fifty percent (50%) of CCOG's working interest in the oil and gas leaseholds of CCOG described on Exhibit "A" to the LOI (the "Leaseholds"), for an aggregate purchase price of $75,000.00 in cash and 7,500,000 shares of Avalon's common stock. The LOI was intended to indicate Avalon's intention to proceed with a due diligence investigation of the Leaseholds and to negotiate with CCOG in good faith the complete final terms and conditions of a definitive asset purchase agreement. However, Avalon has subsequently completed its due diligence review of the Leaseholds to its satisfaction. As a result, the parties have effectively agreed to close the transaction under the terms of the LOI, and are proceeding to draft an operating agreement, pursuant to which CCOG will manage the Leaseholds.

In furtherance of the completion of the transaction outlined in the LOI, on April 24, 2006, Avalon issued and delivered 7,500,000 shares of its common stock to CCOG. On the date of issuance, the closing price of Avalon's common stock exceeded $0.16 per share, giving the 7,500,000 shares issued to CCOG an aggregate market value of more than $1,200,000.00.

Furthermore, on April 27, 2006, CCOG received the $75,000.00 cash portion of the purchase price from Avalon. As a result, the total value received by CCOG in connection with the sale of fifty percent (50%) of its working interest in the Leaseholds was nearly $1,300,000.00. On May 1, 2006, CCOG transferred and assigned to Avalon fifty percent (50%) of CCOG's working interest in the Leaseholds, which it had originally purchased for the total sum of $94,000.00.

The foregoing description of the LOI and the transactions contemplated thereby is a summary of terms, is not intended to be complete and is qualified in its entirety by the complete text of that document, including the exhibits thereto, a copy of which is attached as Exhibit 10.8 to this Report. The reader is advised to reference Exhibit 10.8 for the complete terms of the LOI, and for the full description of the Leaseholds contained in the Exhibit A thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(A)      EXHIBITS:

      The following documents filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit
Number      Description Of Document
------      -----------------------

2.1# Agreement and Plan of Merger dated June 17, 2005, among Pro Core Group, Inc., now known as Universal Property Development and
            Acquisition Corporation, and Universal Property Development and Acquisition Corporation, a Nevada corporation, which was a wholly-owned subsidiary of Procore Group, Inc. Incorporate by reference to Exhibit 1 to the Current Report on Form 8-K filed by the Company on July 15, 2005.

2.2# Articles of Merger by and between Universal Property Development and Acquisition Corporation and Pro Core Group, Inc. dated June 17, 2005. Incorporate by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Company on July 15, 2005.

3.1* Articles of Incorporation of Universal Property Development and Acquisition Corporation.

3.2*        By-Laws  of   Universal   Property   Development   and   Acquisition
            Corporation

4.1*        Certificate of Designation of Powers,  Preferences and Rights of the
            Class  A   Convertible   Preferred   Stock  of  Universal   Property
            Development and Acquisition Corporation.

4.2*        Certificate of Designation of Powers,  Preferences and Rights of the
            Class  B   Convertible   Preferred   Stock  of  Universal   Property
            Development and Acquisition Corporation.

4.3#@ Universal Property Development and Acquisition Corporation 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 filed by the Company on November 12, 2004.

10.1# Joint Venture Agreement dated November 17, 2005 by and between by and between USProduction & Exploration, LLC, Universal Property
            Development and Acquisition Corp, and Triple Crown Consulting governing the formation and management of the joint venture entity Canyon Creek Oil & Gas, Inc. Incorporate by reference to Exhibit
            10.1 to the Current Report on Form 8-K filed by the Company on November 22, 2005.

10.2* Joint Venture Agreement dated October 2005 by and between by and between Universal Property Development and Acquisition Corp, Triple Crown Consulting, Inc., RAKJ, Rene Kranvold and Masaood Group governing the formation and management of the joint venture entity West Oil & Gas, Inc.

10.3* Joint Venture Agreement dated December 2005 by and between by and between Universal Property Development and Acquisition Corp and Lion Partners Hedge Fund governing the formation and management of the joint venture entity Winrock Energy, Inc.

10.4# Memorandum of Understanding dated March 2006 by and between by and between Sundial Resources, Inc, Ty McDermett and Andrew McDermett, Jr. and Universal Property Development and Acquisition Corporation governing the formation and management of the joint venture entity Texas Energy, Inc. Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 14, 2006.

10.5#@ Employment Agreement between Universal Property Development and Acquisition Corporation and Mr. Kamal Abdallah dated October 1, 2005. Incorporate by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on October 12, 2005.

10.6#@ Employment Agreement between Universal Property Development and Acquisition Corporation and Mr. Christopher McCauley dated October 1, 2005. Incorporate by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on October 12, 2005.

10.7#@ Employment Agreement between Universal Property Development and Acquisition Corporation and Mr. Steven Barrera dated January 1, 2006. Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 23, 2006.

10.8# Letter of Intent by and between Canyon Creek Oil & Gas, Inc. a Nevada corporation and a sixty-five percent (65%) owned joint venture subsidiary of Universal Property Development and Acquisition Corporation, and Avalon Oil and Gas, Inc. dated April 6, 2006. Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 6, 2006.

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2* Certification of Principle Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2* Certification of Principle Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

-----------------------------

#   Incorporated herein by reference.
*   Filed herewith.
@   Management compensation agreement, plan or arrangement.


(b)   Reports on Form 8-K:


The following reports on Form 8-K have been filed during the quarter covered by this report:

On January 9, 2006, we filed a Current Report on Form 8-K, which disclosed that on December 31, 2005, we issued Six Hundred and Eighteen (618) shares of our Class B Preferred Stock to Miramar Investments, Inc. in exchange for the sum of Six Hundred and Eighteen Thousand Dollars ($618,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On January 23, 2006, we filed a Current Report on Form 8-K which disclosed that on January 20, 2006, the Company and Mr. Steven A. Barrera entered into an Employment Agreement whereby Mr. Barrera was appointed to be our Texas Regional Manager to oversee our operations, and those of our joint venture companies, in the State of Texas.

On February 15, 2006, we filed a Current Report on Form 8-K, which disclosed that on February 13, 2006, we issued Eight Hundred and Ten (810) shares of our Class B Preferred Stock to Miramar Investments, Inc. in exchange for the sum of Eight Hundred and Ten Thousand Dollars ($810,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On March 14, 2006, we filed a Current Report on Form 8-K, which disclosed that on March 7, 2006, the Company and Ty McDermett, Andrew McDermett, Jr.
(collectively the "McDermetts") and Sundial Resources, Inc. ("SRI"), a private Texas corporation, entered into a Memorandum of Understanding (the "MOU") pursuant to which we agreed to the terms for the formation and operation of a joint venture. Pursuant to the terms of the MOU, on March 9, 2006, the Company, the McDermetts and SRI formed Texas Energy, Inc. ("Texas Energy"), a Nevada corporation, as the joint venture entity to carry out the proposed operations of the joint venture.

On May 3, 2006, we filed a Current Report on Form 8-K, which disclosed that Canyon Creek Oil & Gas, Inc. ("CCOG"), a Nevada corporation and a sixty-five percent (65%) owned joint venture subsidiary of Universal Property Development and Acquisition Corporation (the "Registrant"), and Avalon Oil and Gas, Inc. ("Avalon") had entered into a Letter of Intent (the "LOI") pursuant to which Avalon agreed to acquire fifty percent (50%) of CCOG's working interest in the oil and gas leaseholds of CCOG described on Exhibit "A" to the LOI (the "Leaseholds"), for an aggregate purchase price of $75,000.00 in cash and 7,500,000 shares of Avalon's common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 19, 2006
                                        UNIVERSAL PROPERTY DEVELOPMENT
                                        AND ACQUISITION CORPORATION


                                        By: /s/ Kamal Abdallah
                                            ------------------------------------
                                              Kamal Abdallah
                                              President, Chief Executive Officer


Dated: May 19,  2006                    By: /s/ Christopher McCauley
                                            ------------------------------------
                                              Christopher McCauley
                                              Vice-President, Secretary

                                  EXHIBIT INDEX

       The following documents are filed as exhibits to this Report:

Exhibit
Number      Description Of Document
------      -----------------------

3.1 Articles of Incorporation of Universal Property Development and Acquisition Corporation.

3.2         By-Laws  of   Universal   Property   Development   and   Acquisition
            Corporation

4.1         Certificate of Designation of Powers,  Preferences and Rights of the
            Class  A   Convertible   Preferred   Stock  of  Universal   Property
            Development and Acquisition Corporation.

4.2         Certificate of Designation of Powers,  Preferences and Rights of the
            Class  B   Convertible   Preferred   Stock  of  Universal   Property
            Development and Acquisition Corporation.

10.2 Joint Venture Agreement dated October 2005 by and between by and between Universal Property Development and Acquisition Corp, Triple Crown Consulting, Inc., RAKJ, Rene Kranvold and Masaood Group governing the formation and management of the joint venture entity West Oil & Gas, Inc.

10.3 Joint Venture Agreement dated December 2005 by and between by and between Universal Property Development and Acquisition Corp and Lion Partners Hedge Fund governing the formation and management of the joint venture entity Winrock Energy, Inc.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.