Form 10QSB
period 2006-06-30
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2006-08-21
CIK 923771

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Yes |_| No |X|

The number of shares outstanding of the Issuer's common stock, as of August 4, 2006.

               CLASS                              OUTSTANDING AT AUGUST 4, 2006
--------------------------------------        ---------------------------------
  Common stock - par value $0.001                         195,063,108

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I -    FINANCIAL INFORMATION                                                      PAGE
Item 1.     Financial Statements:

            Consolidated Balance Sheets as of June 30, 2006 and December 31,
            2005                                                                       1

            Consolidated Statements of Operations - For the Three and Six Months
            Ended June 30, 2006 and June 30, 2005                                      2

            Consolidated Statement of Changes in Stockholders' Equity as of
            June 30, 2006                                                              3

            Consolidated Statements of Cash Flows - For the Six Months Ended
            June 30, 2006 and June 30, 2005                                            4

            Notes to the Consolidated Financial Statements                             5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      21

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 23

Item 4.     Controls and Procedures                                                    23

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                                          23

Item 1A.    Risk Factors

Item 2.     Change in Securities                                                       23

Item 3.     Defaults upon Senior Securities                                            24

Item 4.     Submission of Matters to a Vote of Security Holders                        24

Item 5.     Other Information                                                          25

Item 6.     Exhibits & Reports on Form 8-K                                             27

            Signatures

            Certification

            Exhibits

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Consolidated Balance Sheets

                                                                                   June 30,      December 31,
                                                                                     2006            2005
                                                                                 ------------    ------------
ASSETS
  Current Assets:
     Cash                                                                        $    380,241    $    132,935
     Marketable securities                                                            750,000       1,000,000
     Accounts receivable - oil and gas sales                                           82,451          13,137
     Other current assets                                                             225,548             672
                                                                                 ------------    ------------
  Total current assets                                                              1,438,240       1,146,744
                                                                                 ------------    ------------


  Property and Equipment:
     Oil and gas properties, using full cost accounting
          Subject to amortization                                                   3,333,725       1,311,546
          Not subject to amortization                                                 357,784         623,860
                                                                                 ------------    ------------
               Gross oil and gas properties                                         3,691,509       1,935,406
     Accumulated depletion                                                           (225,204)        (13,311)
                                                                                 ------------    ------------
               Net oil and gas properties                                           3,466,305       1,922,095
  Office equipment, at cost, net of accumulated depreciation of 7,475 and
     104, respectively                                                                142,892           2,391
                                                                                 ------------    ------------
               Property and equipment, net                                          3,609,197       1,924,486
                                                                                 ------------    ------------

  Acquisition of Catlin                                                             2,301,000              --

                                                                                 ------------    ------------
TOTAL ASSETS                                                                     $  7,348,437    $  3,071,230
                                                                                 ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable and accrued expenses                                        $  1,071,860    $    485,544
    Notes payable                                                                     116,350         161,413
    Notes payable - related party                                                     150,696              --
    Due to USPX                                                                         6,054           2,041
    Due to Sundial                                                                      1,577              --
    Due to royalty holders                                                             11,659              --
    Income taxes payable                                                                3,647           2,219
    Other current liabilities                                                           2,921              --
                                                                                 ------------    ------------
  Total current liabilities                                                         1,364,764         651,217
                                                                                 ------------    ------------

35% minority interest in Canyon Creek Oil & Gas, Inc. subsidiary                      623,625         609,691
25% minority interest in Texas Energy, Inc. subsidiary                                138,393              --
30% minority interest in West Oil & Gas, Inc. subsidiary                               14,064              --
                                                                                 ------------    ------------
   Minority Interest                                                                  776,082         609,691
                                                                                 ------------    ------------


STOCKHOLDERS' EQUITY

    Common stock, 2,000,000,000 shares .001 par value authorized, 177,428,108
     and 32,964,256 shares issued/"to be issued" and outstanding, respectively        177,428          32,964
    Convertible preferred stock, 500,000,000 shares .001 par value authorized, 236,825 and 237,106 shares issued and outstanding,
          respectively                                                                    237             237
    Class A convertible preferred stock, 100,000 shares 10.00 par value authorized, 100,000 and 100,000 shares issued and outstanding,
       respectively                                                                 1,000,000       1,000,000
    Class B convertible preferred stock, 5,113 shares 1,000.00 par value
       authorized, 5,113 and 1,473 shares issued and outstanding, respectively      5,113,000       1,473,000
    Additional paid-in capital                                                     31,725,698      27,654,212
    Accumulated deficit                                                           (32,808,772)    (28,350,091)
                                                                                 ------------    ------------
  Total stockholders' equity                                                        5,207,591       1,810,322
                                                                                 ------------    ------------
Total liabilities and stockholder's equity                                       $  7,348,437    $  3,071,230
                                                                                 ============    ============


See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Consolidated Statements of Operations

                                                                For the Three    For the Three    For the Six      For the Six
                                                                Months Ended     Months Ended     Months Ended     Months Ended
                                                                June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                                                -------------    -------------    -------------    -------------
  Revenue from oil and gas                                      $     112,039    $          --    $     218,469    $          --
  Sale of lease                                                     1,050,000               --        1,050,000               --
  Management fee income                                                14,256               --           14,256               --
                                                                -------------    -------------    -------------    -------------
       Total Revenue                                                1,176,295               --        1,282,725               --

  Cost of goods sold                                                   67,264               --           99,731               --
  Cost of lease sold                                                   47,000               --           47,000               --
  Depletion expense                                                    41,888               --          211,893               --
                                                                -------------    -------------    -------------    -------------
  Gross Income                                                      1,020,143               --          924,101               --
                                                                -------------    -------------    -------------    -------------


  Operating expenses:
     Consulting fees and services, including 605,950 and
     5,740,349 for the six months ended June 30, 2006 and
     June 30, 2005, respectively, incurred through issuance
     of common shares or options to acquire such shares               563,957          179,159          811,949        6,071,579
     General and administrative                                       352,711           21,288          551,143           75,177
     Depreciation                                                       7,260               --            7,521               --
                                                                -------------    -------------    -------------    -------------
  Total operating expenses                                            923,928          200,447        1,370,613        6,146,756
                                                                -------------    -------------    -------------    -------------

  Income (loss) from operations                                        96,215         (200,447)        (446,512)      (6,146,756)
                                                                -------------    -------------    -------------    -------------


  Other income (expenses):
    Gain on write off of liabilities no longer due and
       payable, related to liability settled                               --               --           30,000               --
    Interest expense, net                                                (670)         (12,957)          (1,340)         (25,687)
    Loss on impairment of investment acquisition costs                     --          (21,355)              --          (21,355)
    Loan conversion costs                                                  --         (149,195)              --         (149,195)
    Loss on marketable securities                                    (225,000)              --         (225,000)              --
    Other expense                                                      (6,117)              --           (6,117)              --
                                                                -------------    -------------    -------------    -------------
  Total other expenses                                               (231,787)        (183,507)        (202,457)        (196,237)
                                                                -------------    -------------    -------------    -------------

  Loss before provision for income taxes                             (135,572)        (383,954)        (648,969)      (6,342,993)
  Provision for income taxes (current)                                    200              200              400              400
                                                                -------------    -------------    -------------    -------------
  Net loss before minority interest                                  (135,772)        (384,154)        (649,369)      (6,343,393)
  Add, 35% minority interest in net loss of Canyon Creek
     Oil & Gas, Inc. subsidiary                                      (223,360)              --         (188,855)              --
  Add, 25% minority interest in net income of Texas Energy
     Inc. subsidiary                                                   12,607               --           12,607
  Add, 30% minority interest in net income of West Oil & Gas,
     Inc. subsidiary                                                    3,007               --            6,936               --
                                                                -------------    -------------    -------------    -------------
                                                                     (207,746)              --         (169,312)              --

                                                                -------------    -------------    -------------    -------------
  Net loss after minority interest                                   (343,518)        (384,154)        (818,681)      (6,343,393)
                                                                =============    =============    =============    =============


Computation of loss applicable to common shareholders
Net loss before benficial conversion and preferred dividends         (343,518)        (384,154)        (818,681)      (6,343,393)
Beneficial conversion                                              (1,850,000)              --       (3,640,000)              --
                                                                -------------    -------------    -------------    -------------
Loss attributable to common stockholders                        $  (2,193,518)   $    (384,154)   $  (4,458,681)   $  (6,343,393)
                                                                =============    =============    =============    =============

Basic and diluted net loss per weighted-average shares common
stock outstanding                                               $       (0.00)   $       (0.14)   $       (0.01)   $       (3.52)
                                                                =============    =============    =============    =============

Basic and diluted net loss per share attributable to common
stockholders                                                    $       (0.02)   $       (0.14)   $       (0.05)   $       (3.52)
                                                                =============    =============    =============    =============

Weighted-average number of shares of common stock outstanding     133,327,883        2,844,793       98,606,436        1,801,375
                                                                =============    =============    =============    =============


See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Consolidated Statements of Changes in Shareholders' Equity For the six months ended June 30, 2006

                             (shares)        (shares)
                              Common         Preferred      Common       Preferred                   Accumulated
                              Stock            Stock        Stock          Stock          APIC         Deficit           Total
                            ----------------------------------------------------------------------------------------------------
Balance December 31, 2005    32,964,256        338,579   $     32,964  $  2,473,237   $ 27,654,212   $(28,350,091)  $  1,810,322
Preferred shares
 converted to common        140,810,002           (282)       140,810            (0)      (140,810)            --             (0)
Preferred Shares sold
 for cash                            --          3,640             --     3,640,000             --             --      3,640,000
Beneficial Conversion                                                                    3,640,000     (3,640,000)            --
Common stock issued for
 services                     3,153,850             --          3,154            --        477,796             --        480,950
Common stock issued to
 retire debt                    500,000             --            500            --         94,500             --         95,000
Net Loss                                                                                                 (818,681)      (818,681)

                            ----------------------------------------------------------------------------------------------------
 Balance at June 30, 2006   177,428,108        341,937        177,428     6,113,237     31,725,698    (32,808,772)     5,207,591
                            ----------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Consolidated Statements of Cash Flows

                                                                                 For the          For the
                                                                                Six Months       Six Months
                                                                               Ended 6/30/06    Ended 6/30/05
                                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          (818,681)      (6,343,393)
  Adjustments to reconcile net loss to cash used in operating activities:
         Minority interest loss                                                      166,391               --
         Non-cash interest income                                                         --               --
     Depreciation and depletion expense                                              219,264               --
     Consulting fee and services incurred through issuance of company
         equity shares or options to acquire such shares                             575,950        5,740,349
     Loan conversion costs                                                                --          149,195
     Changes in operating assets and liabilites:
            Increase in accrued interest on unsecured bridge loan receivable         (46,339)         (12,000)
            Increase in deferred revenue                                                  --           80,000
            Increase in accounts receivable                                          (69,314)              --
            Increase in prepaid expenses                                             (17,060)              --
            Increase in security deposits                                           (161,477)            (672)
            Increase in accounts payable & accrued expenses                          586,316          158,015
            Decrease in income taxes payable                                           1,428           (4,944)
            Increase in due to USPX                                                    4,013               --
            Increase in due to Sundial Resources                                       1,577               --
            Increase in due to royalty holders                                        11,659               --
            Increase in other current liabilities                                      2,921               --
                                                                               -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                                456,648         (233,450)
                                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in marketable securities                                                  250,000               --
  Payment of capitalized oil and gas properties work-over costs                   (1,756,103)              --
  Payments for assignment of rights to oil and gas leases to the Company          (2,301,000)              --
  Purchases of office equipment                                                     (147,872)              --

                                                                               -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                             (3,954,975)              --
                                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                                      105,633           42,347
  Proceeds from sale of common stock                                                      --          200,000
  Proceeds from sale of preferred stock                                            3,640,000               --

                                                                               -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          3,745,633          242,347
                                                                               -------------    -------------

NET INCREASE IN CASH                                                                 247,306            8,897
Cash, beginning of period                                                            132,935            3,650

                                                                               -------------    -------------
Cash, END OF PERIOD                                                                  380,241           12,547
                                                                               =============    =============

Cash paid during the period for:
                                                                               -------------    -------------
Income taxes                                                                          (1,428)           5,344
                                                                               =============    =============

                                                                               -------------    -------------
Interest expense                                                                          --               --
                                                                               =============    =============


See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The Company's auditors have not yet completed their SAS 100 review for the six months ended June 30, 2006. The auditors were unable to complete the review on time because the Company has grown significantly since the last quarter and the review time for the auditors has significantly increased because of new business relationships and alteration of existing business relationships. We expect the auditors to complete their review by August 28, 2006.

The Company has incurred recurring operating losses since its inception, and as of June 30, 2006, had an accumulated deficit of approximately $32,809,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Universal Property Development and Acquisition Corporation ("UPDA" or "the Company") investments in ventures relating to exploration and development of domestic energy, particularly oil and gas. In June 2005, the Company changed its name from Procore Group, Inc. to Universal Property Development and Acquisition Corporation. Prior to November 2003, the Company was known as Call Solutions, Inc. and was inactive.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position and operating activities of UPDA and its 100% owned subsidiary UPDA-Operators, 65% owned subsidiary, Canyon Creek Oil and Gas, Inc., its 70% owned subsidiary, West Oil & Gas, Inc. and its 75% owned subsidiary Texas Energy, Inc. The Company has additional joint ventures, Winrock Energy, Inc. and UPDA Petroleum Trading/Texas Trading, Inc., which were inactive as of June 30, 2006. All inter-company balances have been eliminated in consolidation.

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

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial statement instruments including cash, accounts receivable, accounts and accrued expenses payable, the carrying amounts approximated fair value because of their short maturity.

DEPRECIATION

Depreciation of furniture and equipment is provided for by the straight-line method over the estimated useful lives ranging from three to five years.

LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 310,246,000 and 413,745,000 of common shares as of June 30, 2006, and December 31, 2005 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

MAJOR CUSTOMERS

During the six months ended June 30, 2006, sales to three customers represented 99% of total sales.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the three and six months ended June 30, 2006, was $41,888 and $211,893, respectively, based on depletion at the rate of $5.42 and $11.16 per barrel-of-oil-equivalent, respectively.

REVENUE RECOGNITION

The Company recognizes net operating revenues from oil and natural gas at the time of delivery, that is, once the oil and gas purchasers have taken delivery.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 3 - INVESTMENT IN OIL & GAS DEVELOPMENT JOINT VENTURE

During July 2005 the Company formed a joint venture with US Production & Exploration, LLC ("USPX") and Triple Crown Consulting ("TCC") named Canyon Creek Oil & Gas, Inc. ("Canyon Creek" or "Canyon"). Canyon was formed for the purpose of acquiring oil and gas producing properties, low risk drilling prospects, and prospects in need of state-of-the-art technology to make them viable. USPX is an independent production and exploration company located in Sugar Land, Texas, engaged in the acquisition of oil and gas producing properties with multiple enhancement opportunities. TCC is engaged in the merchant and investment banking and commercial finance broker services and is located in Miami Beach, Florida. In a memorandum of understanding dated July 4, 2005, the ownership percentages were to be as follows: the Company - 25%, USPX -70%, and TCC - 5%. According to the memorandum of understanding, the Company was required to deliver $300,000 of funding in cash to Canyon within thirty days of the execution of the agreement. In addition, that agreement required the Company to deliver another $200,000 in cash ninety days thereafter.

On November 17, 2005 the joint venture agreement was amended and the parties agreed, among other things, to change the ownership proportions to the following: the Company - 65%, USPX-30%, and TCC - 5%. In addition, the Company was required to make a minimum investment of $1,200,000 in cash and stock in Canyon on or before January 31, 2006. USPX has the right to pursue other oil and gas ventures as it deems necessary to carry out its own business plan, provided it offers Canyon the right of first refusal to participate in such ventures. Other terms of note in the joint venture agreement provide for payment of management fees of 7.5% of defined net operating revenue to USPX, and for the Company to issue 500,000 of its restricted common shares to USPX ten days after the execution of this agreement. To date the Company has not issued the common shares to USPX. As of May 31, 2006, the Company advanced financing to Canyon Creek of $2,418,000 in cash. On June 1, 2006, the Company converted the cash into a note payable due to UPDA that is payable over 10 years in monthly installments beginning January 1, 2007, bearing interest at 12%.

On March 24, 2006, Donald Orr resigned from all of his positions as an officer and member of the Board of Directors of Canyon Creek Oil & Gas, Inc. Donald Orr is a member of USPX. USPX was the sole operator of Canyon Creek Oil & Gas, Inc's oil fields. In the second quarter of 2006, Don Orr commenced a lawsuit against Canyon Creek. As of June 30, 2006 UPDA did not accrue any costs related to this matter because the Company believes the suit is without merit. As a result of the litigation, USPX is no longer the operator, leaving Canyon Creek without an operator in the second quarter.

On May 3, 2006, the Company filed articles of incorporation for its new company UPDA Operators, Inc. ("UPDA-O") to manage all of its well operations. Upon filing its P-5 Organization Report, UPDA Operators, Inc. will be authorized to operate over 150 wells that the Company owns through its subsidiaries. UPDA Operators, Inc. will assume all responsibility for the maintenance and pumping of the wells, manage the reporting and sales of the expanding production, post the necessary bonds with the Texas Railroad Commission and provide adequate insurance for the fields which it will operate. On August 9, 2006, the Railroad Commission of Texas approved the P - 5 Organization Report to make UPDA-O operator of all UPDA and subsidiaries leases.

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

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 6 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - TEXAS ENERGY

In March 2006, UPDA and Sundial Resources, Inc. of Graham, Texas executed a Memorandum of Understanding (MOU) for the development of 382.95 acres on four leases in Young County, Texas. Pursuant to the MOU, UPDA will provide funding for the workover of the 17 wells on the property. As set forth in the MOU, UPDA will establish and own 75% of a joint venture corporation, tentatively known as Texas Energy, Inc. According to the memorandum of understanding, the Company is required to provide $400,000 of funding in cash to Texas Energy, Inc. over an unspecified period of time, the amount estimated by Sundial for the completion of the work to make the wells productive.

The above-described MOU also required the Company to pay cash consideration of $100,000 directly to Sundial for its assignment of its 100% working interest in the leases and wells on property commonly known as the Thresher, Medlen, Nantz, and Wiechman fields to the Texas Energy, Inc. joint venture corporation. Sundial will manage the workover procedures and will operate the wells upon completion, for which Sundial will be paid an annual managerial fees equal to 5% of the net operating revenue of Texas Energy, Inc. The Company has made an advance payment of $50,000 in March 2006 to Andrew McDermett to be used for the workovers, coincident to remitting the $100,000 to be paid for the leases. In the three months ended June 30, 2006, the Company paid approximately $318,900 to Andrew McDermett for workovers and $47,000 for a lease. The venture has a term of five years.

NOTE 7- ACQUISITION OF CATLIN ASSET  BY TEXAS ENERGY

On June 2, 2006 (the "Closing Date"), Texas Energy, Inc. ("Texas Energy"), a seventy-five percent (75%) owned joint venture subsidiary of Universal Property Development and Acquisition Corporation completed the acquisition of certain leases and equipment pursuant to the terms and conditions of a Purchase Agreement dated April 12, 2006 (the "PA") by and between Texas Energy as the purchaser and the Catlin Oil Company ("COC"),Virginia Catlin, Randy Catlin and the Estate of Carl Catlin (collectively the "Catlins") as the seller. The purchase price for this acquisition was $2.3 million and consisted of more than 30 leases and 64 wells, covering approximately 2,700 acres and various equipment and pipeline infrastructure. The Company is in the process of having an appraisal done by an independent third party to finalize the allocation of the purchase price.

NOTE 8 - SALE OF CANYON CREEK STARR COUNTY LEASE

On May 1, 2006, Canyon Creek, a Nevada corporation, and a sixty-five percent (65%) owned joint venture subsidiary of UPDA, sold to Avalon Oil and Gas, Inc. ("Avalon") fifty percent (50%) of Canyon Creek's working interest in the oil and gas leaseholds of Canyon Creek located in Starr County, Texas for an aggregate purchase price of $75,000.00 cash and 7,500,000 shares of Avalon's common stock. The shares of Avalon were valued at fair market value of $975,000 at the issuance date. Canyon Creek recognized a profit of $1,050,000 on this transaction. At June 30, 2006, due to a decrease in share price, Canyon recognized a loss of $225,000 on the Avalon shares, bringing the fair market of the shares to $750,000.

NOTE 9 - ACQUISITION OF US PETROLEUM DEPOT

On April 20, 2006, the Company made a deposit of $50,000 on the deal to purchase US Petroleum Depot, a storage facility in Brownsville, Texas.

NOTE 10 - ACQUISITION OF OIL AND GAS PROPERTIES

Upon formation of Canyon, USPX contributed leasehold rights to certain oil and gas properties in North Texas valued at cost of $607,031 consisting of a total of 2,489 acres and 61 wells in Archer, Coleman, and Palo Pinto Counties. These wells were classified as proved reserves at June 30, 2006, and accordingly, acquisition costs are subject to amortization.

In August 2005, Canyon purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of UPDA stock under Regulation 144R valued at $55,000, the fair market value on the date of issue. These wells were classified as proved reserves at June 30, and accordingly, acquisition costs are subject to amortization.

In September 2005, Canyon acquired an 80-acre lease in Fayette County, Texas for $16,000 in cash. The lease is located in the Giddings Gas Field, one of the largest producing gas fields in Texas. These reserves are classified as unproved reserves at June 30, 2006 since advanced technology is yet to be employed during the workover process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

In October 2005, Canyon completed the acquisition of a 266.73-acre oil and gas lease in Starr County, Texas for $94,000 in cash. The lease is located in the Boyle Field. These reserves are classified as unproved reserves at June 30, 2006 since advanced technology will be employed during the workover process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

In October 2005, Canyon completed the acquisition of an 40-acre oil and gas lease in Young County, Texas for a cash purchase price of $18,000. The lease is located in the Prideaux Field. These wells were classified as proved reserves at June 30, 2006, and accordingly, acquisition costs are subject to amortization.

In the second quarter 2006, Texas Energy completed the acquisition of a lease in Texas for $47,000 in cash. These reserves are classified as unproved reserves at June 30, 2006 since advanced technology is yet to be employed during the workover process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

In June 2006, Texas Energy completed the acquisition of Catlin Common/Gifford oil and gas leases in Jack County, Texas for a purchase price of $2.3 million. The acquisition consisted of more than 30 leases and 64 wells, covering approximately 2,700 acres. These reserves are classified as unproved reserves at June 30, 2006 since advanced technology is yet to be employed during the workover process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

Oil and gas properties subject to amortization          $  3,333,725
Oil and gas properties not subject to amortization           357,784
Asset retirement obligation                                       --
                                                        ------------
     Net Assets Acquired                                $  3,691,509
                                                        ============

NOTE 11 - ASSET RETIREMENT OBLIGATIONS

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

NOTE 11 - SUPPLIER AGREEMENTS

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

NOTE 12 - OFFICE EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                                                    June         December       Estimated Useful
                                                  30, 2006       31, 2005             Lives
                                                  ---------     ----------     ----------------
Office equipment and furniture                    $ 150,367     $    2,495        3-5 years
Less accumulated depreciation and amortization       (7,475)          (104)
                                                  ---------     ----------
                                                  $ 142,892     $    2,391
                                                  =========     ==========

Depreciation expense for property and equipment for the three and six months ended June 30, 2006 was $7,260 and $7,521, respectively.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 13 - NOTES PAYABLE

At June 30, 2006, and December 31, 2005 notes payable are broken down as follows:

                                                                                        June 30, 2006         December 31, 2005
                                                                                      -----------------      -----------------
    Unsecured notes payable due on demand by Company
      to Katherine Betts, a minor Company shareholder, of which
      $20,000 bears interest at 11% per annum                                              $ 80,000               $ 80,000

    Unsecured non-interest bearing notes payable due on demand by Company to
    Kamal Abdallah, Company Chief Executive Officer and President and
    significant Company                                                                      64,696                 64,696
    shareholder

    Unsecured 8% note payable on                                                              6,000                  6,000
    demand

    Unsecured note payable on mobile office                                                 105,633                      0
    Other unsecured non-interest notes payable on demand                                     10,717                 10,717

                                                                                           --------               --------

    Total notes payable, excluding interest                                                $267,046               $161,413
                                                                                           ========               ========

At June 30, 2006, and December 31, 2005, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $28,067 and $26,727, respectively. Accrued interest payable at June 30, 2006 and December 31, 2005 includes several years of interest from years prior to December 31, 2005.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 14 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                             June          December
                                            30, 2006       31, 2005
                                           ----------     ----------
Deferred tax asset:
       Net operating loss carryforward     $6,923,943     $6,473,670
       Valuation allowance                 (6,923,943)    (6,473,670)
                                           ----------     ----------
Net deferred tax asset                     $       --     $       --
                                           ==========     ==========

The Company incurred no federal income tax expense for the six months ended June 30, 2006 and for the year ended December 31, 2005, and utilized no tax carryforward losses. The Company incurred $400 and $400 of state income tax expense for the six months periods ended June 30, 2006, and June 30, 2005, respectively.

The Company has a net operating loss carryover of approximately $27,695,772 to offset future income tax. The net operating losses expire as follows:

        December 31, 2009                   $    1,431,255
                     2010                          947,760
                     2011                        1,269,670
                     2017                          885,291
                     2019                        2,289,386
                     2020                        2,671,128
                     2021                        3,736,141
                     2022                          850,127
                     2023                        1,001,233
                     2024                        1,760,656
                     2025                       10,034,444
                     2026                          818,681
                                            --------------
                          Total             $   27,695,772
                                            ---------------

The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code due to events including changes of control and change in business activities.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 15 - INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY

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

In June 2006, Kamal Abdallah replaced the Preferred Stock from Siteworks valued at $1 million with $1 million of cash.

NOTE 16 - EQUITY TRANSACTIONS

On January 19, 2005, after Company encountered collection difficulties with an unsecured bridge loan receivable and a related note payable in a similar amount, the Company issued 1,000 shares of its free trading common stock to Beresheis Investment Group, LLC, and the Company recorded a non-cash expense of $11,000 for this issuance, based on the trading price of Company shares on the date of issuance.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 16 - EQUITY TRANSACTIONS (CONTINUED)

The Ten and Ten agreement also requires the Company to set aside an additional 200,000 of restricted common shares for sub-consultants, certain of which are identified in the agreements text. On March 10, 2005, the Company issued 117,500 of these shares for services rendered; 60,000 shares to NUCNStep and 57,500 shares to Digital Freedom. The Company recorded a non-cash charge of $817,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. The Company had already executed agreements for 379,500 shares besides the 1,933,333 total ascribed to Kamal Abdallah and Ten and Ten. In June 2005, the Company terminated the Ten and Ten agreement contract.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 16 - EQUITY TRANSACTIONS RESTATED (CONTINUED)

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 16 - EQUITY TRANSACTIONS (CONTINUED)

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

In December 2005 the Company agreed to issue Six Hundred Eighteen (698) shares Class B preferred stock in exchange for an investment of Six Hundred Ninety-Eight Thousand Dollars ($698,000) from Miramar Investments, Inc. pursuant to a previously executed investment agreement. The stock certificates were issued during the first quarter of 2006.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 16 - EQUITY TRANSACTIONS (CONTINUED)

During the fourth quarter of 2005, the Company issued 711,923 shares of common stock in settlement of $146,731 debts owed by the Company to Dr. Harris and Hunter Covington for $106,731 and $40,000, respectively. The Company recorded non-cash debt conversion charges of $351,996 related to the issuances, reflecting the fair market value of the shares when granted less the debts settled.

On January 11, 2006, the Company issued 375,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current and prior year consulting services. Accordingly, the Company recorded a non-cash charge of $67,501 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. In addition, on March 8, 2006 the Company issued another 300,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current year consulting services. Accordingly, the Company recorded another non-cash charge of $63,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. On April 25, 2006, the Company issued 300,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current year consulting services. Accordingly, the company recorded a non-cash charge of $54,000 related to these issuances, based on the trading price of Company shares on or the date on which the shares were issued. On June 5, 2006, the Company issued 800,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current year consulting services. Accordingly, the company recorded a non-cash charge of $80,000 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

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

On January 30, 2006, the Company issued 50,000 shares of free-trading common stock to Brad Moore for current year consulting services. Accordingly, the Company recorded a non-cash charge of $19,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. On March 1, 2006, the Company issued 30,000 shares of free-trading common stock to Brad Moore for current year consulting services. Accordingly, the Company recorded a non-cash charge of $7,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. In addition, on March 27, 2006 Company issued another 47,250 shares of free-trading common stock to Brad Moore for current year consulting services. Accordingly, the Company recorded another non-cash charge of $8,033 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. On April 25, 2006, the Company issued 42,000 shares of free-trading common stock to Bradford Moore for current year consulting services. Accordingly, the company recorded a non-cash charge of $7,560 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On May 22, 2006, the Company issued 72,500 shares of free-trading common stock to Bradford Moore for current year consulting services. Accordingly, the company recorded a non-cash charge of $7,975 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued. On June 22, 2006, the Company issued 185,000 shares of free-trading common stock to Bradford Moore for current year consulting services. Accordingly, the company recorded a non-cash charge of $14,800 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On February 1, 2006, the Company issued 25,000 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the Company recorded a non-cash charge of $11,250 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. On March 6, 2006, the Company issued 13,350 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the Company recorded a non-cash charge of $3,338 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. In addition, on March 31, 2006 Company issued another 22,250 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the Company recorded another non-cash charge of $4,005 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier. On April 25, 2006, the Company issued 22,500 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the company recorded a non-cash charge of $4,050 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued. On May 22, 2006, the Company issued 29,000 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the company recorded a non-cash charge of $3,190 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued. On June 30, 2006, the Company issued 75,000 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the company recorded a non-cash charge of $5,250 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On February 13, 2006, the Company issued 50,000 shares of free-trading common stock to Ziv Damary for current year Web-site consulting services. Accordingly, the Company recorded a non-cash charge of $15,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On April 7, 2006, the Company issued 200,000 shares of free-trading common stock to Landmark 4, LLC for current year consulting services. Accordingly, the company recorded a non-cash charge of $38,000 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued. On May 23, 2006, the Company issued 200,000 shares of free-trading common stock to Landmark 4, LLC for current year consulting services. Accordingly, the company recorded a non-cash charge of $20,000 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On May 1, 2006, the Company issued 200,000 shares of free-trading common stock to Hiyam Ahmad for current year consulting services. Accordingly, the company recorded a non-cash charge of $34,000 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On May 23, 2006, the Company issued 100,000 shares of free-trading common stock to Tim Brink for current year consulting services. Accordingly, the company recorded a non-cash charge of $10,000 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

During the three months ended June 30, 2006, the Company agreed to issue 1,850 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $1,850,000 in cash. The Company recorded approximately $1,850,000 as a beneficial conversion relating to the conversion of the old Procore preferred stock and Class B preferred stock because the fair market value of the common stock was greater than the face value of the preferred stock.

During the six months ended June 30, 2006, the Company agreed to issue 3,640 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $3,640,000 in cash. The Company recorded approximately $3,640,000 as a beneficial conversion relating to the conversion of the old Procore preferred stock and Class B preferred stock because the fair market value of the common stock was greater than the face value of the preferred stock.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 16 - EQUITY TRANSACTIONS (CONTINUED)

In March 2006 the Company issued 500,000 shares of free trading shares in an agreement of settlement and release of claims for past consulting services in settlement of accounts payable and accrued expenses payable of $125,000, resulting in $30,000 of the gain on conversion costs being incurred from their liabilities.

NOTE 17- RELATED PARTY TRANSACTIONS

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

During the three and six months ended June 30, 2006, the Company incurred none and $25,000, respectively, of consulting fees and services to Dr. Bashirudden Usama, the former Chief Executive Officer and President of the Company. Consulting fees and services incurred by the Company to Dr. Bashirudden Usama, including options granted and paid or payable in cash aggregated $0 and $25,000, respectively during the three and six months ended June 30, 2006.

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

During the six months ended June 30, 2006 and June 30, 2005 the Company incurred $75,000, and $95,548, respectively of payroll expenses to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company, of which $75,500 is included in accrued liabilities at June 30, 2006. Accordingly, consulting fees and services incurred by the Company to Kamal Abdallah, including share issuances and amounts paid or payable in cash, aggregated $25,000 and none during the six months ended June 30, 2006, and June 30, 2005, respectively.

During the three and six months ended June 30, 2006, the Company incurred $30,000 and $60,000, respectively, of payroll expenses to Chris McCauley, the Company's in-house counsel, of which none is included in accrued liabilities at June 30, 2006. Accordingly, consulting fees and services incurred by the Company to Chris McCauley, including share issuances and amounts paid or payable in cash, aggregated $30,000 and none during the six months ended June 30, 2006 and June 30, 2005, respectively.

During the three and six months ended June 30, 2006, the Company incurred none and $25,000, respectively, of consulting fees and services to Dr. Bashirudden Usama, the former Chief Executive Officer and President.

On May 1, 2006, the Company entered into an agreement with Tevy Kaplan for consulting services including acting liaison to UPDA Operators, Inc and Texas Energy Pipeline and Gathering Systems, Inc. for the period of one month with payment of $7,000. Tevy Kaplan is also a Director in Avalon Oil and Gas. On May 1, 2006, UPDA received 7,500,000 shares of Avalon's common stock due to the sale of our Starr County lease. The shares of Avalon were valued at fair market value of $975,000 at the issuance date. Canyon Creek recognized a profit of $1,050,000 on this transaction. At June 30, 2006, due to a decrease in share price, Canyon recognized a loss of $225,000 on the Avalon shares, bringing the fair market value of the shares to $750,000.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

Effective July 1, 2006, the company entered into an Employment Agreement with a two year term with Steven A. Fall, the Chief Geologist of the Company and its subsidiaries at a $84,000 annual compensation. It also provides for a minimum bonus of $16,000 and other benefits and incentive bonus.

Under the above agreements, at June 30, 2006 the Company's future commitments are as follows:

              Years ending June 30:
              ----------------------

                        2007                        $    400,000
                        2008                             370,000
                        2009                             270,000
                        2010                             135,000
                                                    ------------
                        Total                       $  1,175,000
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

On July 31, 2006, UPDA-O signed a Rental Lease Agreement for leased space in Jacksboro, Texas . The lease expires July 31, 2009, and the minimum monthly rent is $500.

Rent expense was $16,824 and $26,651 and $735 and $2,251 for the three and six months ended June 30, 2006, and June 30, 2005, respectively.

Under the above lease agreements, at June 30, 2006 the Company's future commitments are as follows:

              Years ending June 30:
              ----------------------

                        2007                        $     32,133
                        2008                              26,398
                        2009                              24,698
                                                    ------------
                        Total                       $     83,229
                                                    ============

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 19 - STOCK OPTIONS

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

NOTE 20 - PREFERRED STOCK

During the fourth quarter of 2005 the Company advised its stock transfer agent that it should convert certificates surrendered representing 500 shares of $.001 par value convertible preferred stock into common stock of the Company at a conversion rate of 0.002, a rate equivalent to the conversion value of the preferred shares prior to stock splits for future investments in the Company by the holders. These previously restricted preferred shares have been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the six months ended June 30, 2006, 282 shares of preferred were converted into 140,810,002 shares of common stock under this arrangement.

NOTE 21 - SUBSEQUENT EVENTS

On July 1, 2006, the company entered into an employment agreement with Steven A. Fall, for the period of two years in which Steven A. Fall will be Chief Geologist of the Company and its subsidiaries with compensation for said services at a base salary of $84,000 per year plus a $16,000 minimum bonus and other benefits and incentive bonus.

On July 1, 2006, UPDA entered into an agreement with Copper Beech Equity Partners (Copper Beech) granting them the right to act as the Company's Financial and Strategic Advisors for a term of 12 months with 12 month renewals for a fee of $5,000 per month, $2,500 per month in registered UPDA shares. In addition, for capital raised or acquisitions facilitated by Copper Beech, they would transaction fees based on the value of the deal. On July 17, 2006, the Company issued 35,000 free trading shares of common stock to Copper Beech in connection with the agreement. In addition, on August 2, 2006, the Company issued 50,000 free trading shares of common stock to Copper Beach Equity for services rendered as a consultant to the Company.

On July 1,2006, the Company entered into an agreement with Ernst Communication Group for Investor Relations Services in order to increase the Company's financial community awareness and prospects, for a period of one year with payment of $8,000 cash and $4,000 in stock, monthly.

On July 20, 2006, the Company issued 50,000 free trading shares of common stock to Ernst Communications for services rendered as a consultant to the Company.

On July 20, 2006, the Company issued 200,000 free trading shares of common stock to Landmark for services rendered as a consultant to the Company.

On July 31, 2006, UPDA-O signed a Rental Lease Agreement for leased space in Jacksboro, Texas . The lease expires July 31, 2009, and the minimum monthly rent is $500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - For the Three and Six Months Ended June 30, 2006

Oil and natural gas sales. For the three and six months ended June 30, 2006, oil and natural gas sales revenue was $112,039 and $218,469 compared to none and none for the same periods during 2005, respectively. The revenues were the result of our producing wells in the Canyon Creek and Texas Energy subsidiaries

Sale of lease. The profit on the sale of the Canyon Creek lease was $1,050,000 for both the three and six months ended June 30, 2006 compared to none for both the three and six months ended June 30, 2005, respectively.

Management fee income. For the both the three and six months ended June 30, 2006, management fee income was $14,256 compared to none for both of the same periods during 2005, respectively.

Oil and gas production costs. Our lease operating expenses (LOE) were $11, 287 for both the three and six months ended June 30, 2006, respectively. Our LOE were none for both the three and six months ended June 30, 2005, respectively. Our production costs were $30,943 and $35,807 for the three and six months ended June 30, 2006 compared to none for both the three and six months ended June 30, 2005, respectively.

Cost of lease sold. The cost of lease sold by Canyon Creek was $47,000 for both the three and six months ended June 30, 2006 compared to none for both the three and six months ended June 30, 2005, respectively.

Depreciation and depletion. Our depreciation and depletion expense was $49,148 and $219,414 for the three and six months ended June 30, 2006, compared to none for both the three and six months ended June 30, 2005. The increase was a result of our entry into the energy business, and our recent purchases of office equipment.

General and administrative expenses. General and administrative expenses increased by $331,423 and $475,966 to $352,711 and $551,143 for the three and six months ended June 30, 2006, compared to the same periods in 2005. The increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and entry into the energy business.

Interest expense, net. Interest expense, net decreased by $12,287 and $24,347 to $670 and $1,340 for the three and six months ended June 30, 2006 when compared to the same periods in 2005. The decrease was due to lower outstanding debt over the quarter.

Loss on marketable securities. The loss on marketable securities received from Avalon was due to a decrease in share price. Canyon Creek recognized a loss of $225,000 in both the three and six months ended June 30, 2006 compared to none for both the three and six months ended June 30, 2005.

Income tax expense. Our effective tax rate was 25% during the six months ended June 30, 2005 and remained steady at 25% for the six months ended June 30, 2006.

Net loss after minority interest. Net loss decreased by $40,636 for the three months ended June 30, 2006 to $343,518 when compared to the same period in 2005. Net loss decreased by $5,524,712 to $818,681 for the six months ended June 30, 2006 when compared to the same period in 2005. The reasons for this decrease include the large decrease in stock issued for consulting fees and services due to the new management team, our exit from the real estate business, and our entry into the energy business.

Revenues Year to Date by Geographic Section

All revenue from sales of crude oil and gas during the six months ended June 30, 2006 were in the State of Texas.

Capital Resources and Liquidity

As shown in the consolidated financial statements, as of June 20, 2006, the Company had cash on hand of $380,241, compared to $132,935 at December 31, 2005. The Company had positive net cash flows from operations for the six months ended June 30, 2006 of $456,648 compared to negative net cash flows of $233,450 for the same period in 2005 due principally to the efforts of the management team to settle or reduce older payables.

The Company had negative cash flows from investing activities for the six months ended June 30, 2006 of $3,954,975 compared to none in the same period in 2005 mainly due to investments in oil and gas leaseholds including expenditures for revitalization of the wells.

Cash inflows from financing activities during the six months ended June 30, 2006 of $3,745,633 consisted of $3,640,000 of cash raised through the sales of Class B Convertible Preferred Stock and $105,633 in notes payable, compared to inflows of $242,347 from sales of common stock and notes payable during the same period in 2005.

The Company had losses $816,681 for the six months ended June 30, 2006. In order for the Company to continue during the next twelve months we will need to secure approximately $1.5 million of debt or equity financing. While we expect to raise the additional financing in the future, there can be no guarantee that we will be successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-QSB the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer concluded that as of the end of such period the Company's disclosure control and procedures are effective in alerting them to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation in Fort Bend County, Texas regarding certain disputes that have arisen relating to Mr. Don Orr's previous involvement with Canyon Creek Oil and Gas, Inc. The Company believes this litigation is without merit and intends to file a Counterclaim against Mr. Orr if it is unable to resolve the litigation in the near future.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously described in
Item 1A to Part I of our Form 10-KSB/A filed on August 21, 2006.

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

During the first quarter of 2006, we issued Nine Hundred and Eighty (980) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 restricted shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of Nine Hundred and Eighty Thousand Dollars ($980,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction. During the second quarter of 2006, we issued One Thousand Eight Hundred Fifty (1,850) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 restricted shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of One Million Eight Hundred Fifty Thousand Dollars ($1,850,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the first quarter of 2006, we issued 375,000 shares of our common stock to various consultants as payment for past accounting services rendered to the Company by such consultants. The Company recorded non-cash compensation charges for $67,125 related to the issuances. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Each of the consultants who received shares of our common stock in the above referenced transaction are accredited investors, as defined by Rule 501 of Regulation D, and have the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the first quarter of 2006, we issued 1,052,850 shares of our common stock to various consultants as payment for services rendered to the Company by such consultants. The Company recorded non-cash compensation charges for $228,572 related to the issuances. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Each of the consultants who received shares of our common stock in the above referenced transaction are accredited investors, as defined by Rule 501 of Regulation D, and have the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transactions referred to above were exempt transactions in accordance with the provisions of
Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the second quarter of 2006, we issued 2,226,000 shares of our common stock to various consultants as payment for services rendered to the Company by such consultants. The Company recorded non-cash compensation charges for $276,599 related to the issuances. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Each of the consultants who received shares of our common stock in the above referenced transaction are accredited investors, as defined by Rule 501 of Regulation D, and have the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

Preferred Stock Conversions

During the first quarter of 2006 we advised our stock transfer agent that any certificates representing shares of the 500 outstanding shares of our $.001 par value convertible preferred stock issued and dated prior to October 2003 (the "2003" Preferred Stock") that were surrendered by the holders thereof for conversion to shares of our common stock should be converted at a rate of 500,000 shares of common stock for each share of the 2003 Preferred Stock surrendered (a rate equivalent to the conversion rate of the preferred shares prior to any stock splits of our common stock). The outstanding shares of 2003 Preferred Stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance. No additional consideration is payable upon the conversion of the 2003 Preferred Stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of the 2003 Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. During the six months ended June 30, 2006, approximately two hundred eighty-two (282) shares of the 2003 Preferred Stock were converted into approximately 140,810,000 shares of our common stock in the manner described above.

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

Under the terms of the MOU, and as consideration for their respective shares of the capital stock of Texas Energy, we have agreed to provide a minimum of four hundred thousand ($400,000) dollars to Texas Energy to finance the operations of the joint venture and the McDermetts and SRI have assigned four (4) oil and gas leases (the "Leases") to Texas Energy. The Leases were assigned to Texas Energy by the McDermetts and SRI on March 9, 2006 and they cover approximately 382.95 acres in the oil and gas fields known as Thresher, Medlen, Nantz and Wiechman, in Young County, Texas, and the wells and equipment thereon. As additional consideration for the McDermetts and SRI to enter into the joint venture and to assign the above Leases thereto, we have agreed to pay one hundred thousand dollars ($100,000) directly to SRI. . In the three months ended June 30, 2006, the Company paid approximately $318,900 to Andrew McDermett for workovers and $47,000 for a lease.

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

While we intend for this new joint venture to operate at a net profit, to date Texas Energy has no operating history prior to second quarter and, therefore, we cannot predict what its results of operation will be, or how those operations will impact our operating results in the future.

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

In furtherance of the completion of the transaction outlined in the LOI, on April 24, 2006, Avalon issued and delivered 7,500,000 shares of its common stock to CCOG. On the date of issuance, the closing price of Avalon's common stock was $0.13 per share, giving the 7,500,000 shares issued to CCOG an aggregate market value of $975,000.

Furthermore, on April 27, 2006, CCOG received the $75,000.00 cash portion of the purchase price from Avalon. As a result, the total value received by CCOG in connection with the sale of fifty percent (50%) of its working interest in the Leaseholds was $1,050,000. On May 1, 2006, CCOG transferred and assigned to Avalon fifty percent (50%) of CCOG's working interest in the Leaseholds, which it had originally purchased for the total sum of $94,000.00.

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

General

On May 3, 2006, the Company filed articles of incorporation for its new company UPDA Operators, Inc. ("UPDA-O") to manage all of its well operations. Upon filing its P-5 Organization Report, UPDA Operators, Inc. will be authorized to operate over 150 wells that the Company owns through its subsidiaries. UPDA Operators, Inc. will assume all responsibility for the maintenance and pumping of the wells, manage the reporting and sales of the expanding production, post the necessary bonds with the Texas Railroad Commission and provide adequate insurance for the fields which it will operate. On August 9, 2006, the Railroad Commission of Texas approved the P - 5 Organization Report to make UPDA-O operator of all UPDA and subsidiaries leases.

On June 2, 2006 (the "Closing Date"), Texas Energy, Inc. ("Texas Energy"), a seventy-five percent (75%) owned joint venture subsidiary of Universal Property Development and Acquisition Corporation completed the acquisition of certain leases and equipment pursuant to the terms and conditions of a Purchase Agreement dated April 12, 2006 (the "PA") by and between Texas Energy as the purchaser and the Catlin Oil Company ("COC"),Virginia Catlin, Randy Catlin and the Estate of Carl Catlin (collectively the "Catlins") as the seller. The purchase price for this acquisition was $2.3 million and consisted of more than 30 leases and 64 wells, covering approximately 2,700 acres and various equipment and pipeline infrastructure. The Company is in the process of having an appraisal done by an independent third party to finalize the allocation of the purchase price.

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

2.3# Purchase Agreement by and between Texas Energy, Inc., Catlin Oil Company, Virginia Catlin, Randy Catlin and Virginia Catlin as Independent Executor of the Estate of Carl Catlin, Deceased, dated April 12, 2006. Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 7, 2006.

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

10.2# Joint Venture Agreement dated October 2005 by and between by and between Universal Property Development and Acquisition Corp, Triple Crown Consulting, Inc., RAKJ, Rene Kronvold and Masaood Group governing the formation and management of the joint venture entity West Oil & Gas, Inc.

10.3# Joint Venture Agreement dated December 2005 by and between by and between Universal Property Development and Acquisition Corp and Lion Partners Hedge Fund governing the formation and management of the joint venture entity Winrock Energy, Inc.

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

On June 7, 2006, we filed a Current Report on Form 8-K which disclosed that Texas Energy, Inc. ("TEI"), a Nevada corporation and a seventy-five percent (75%) owned joint venture subsidiary of Universal Property Development and Acquisition Corporation, completed the acquisition of certain assets from Catlin Oil Company ("COC"), Virginia Catlin, Randy Catlin and the Estate of Carl Catlin (collectively the "Catlins"). The aggregate purchase price of the assets purchased by TEI was $2.3 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 21, 2006

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION

                                        By: /s/ Kamal Abdallah
                                            ------------------------------------
                                              Kamal Abdallah
                                              President, Chief Executive Officer

Dated: August 21, 2006                  By: /s/ Christopher McCauley
                                            ------------------------------------
                                              Christopher McCauley
                                              Vice-President, Secretary

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