Form 10QSB/A
period 2005-09-30
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2006-11-20
CIK 923771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                                  FORM 10-QSB/A
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS



PART  I - FINANCIAL INFORMATION

Item  1   Financial Statements (Unaudited):

          Balance Sheets...                                                    1

          Statements of Operations...                                          2

          Statement of Cash Flows...                                           3

          Statement of Changes in Shareholders' Deficit...                   4-5

          Summary of Significant Accounting Policies...                      6-7

          Notes to Financial Statements...                                  8-16

Item  2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...                              17

Item  3.  Controls and Procedures...                                          18

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...                                                18

Item 2.   Change in Securities...                                             18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.   OTHER INFORMATION.

Signatures...                                                                 19

Certification...                                                              20

Exhibit 99.1...                                                               21

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


                                                                                            2004
                                                                           2005,          (Audited)
                                                                       (As Restated,   (adjusted for
                                                                       See Note 15)     100:1 reverse
                                                                       (Unaudited)           split)
                                     ASSETS

CURRENT ASSETS
   Cash                                                               $      10,383    $       3,651
   Unsecured bridge loan receivable, including accrued
     interest receivable of $22,734 and $4,735 in 2004                      322,734          304,735
   Security deposits                                                            672               --

     TOTAL CURRENT ASSETS                                                   333,789          308,386

OTHER ASSETS

   Investment in oil &gas exploration and development joint
     venture                                                                222,000               --

   Investment in Preferred Series B Rule 144 restricted stock of Siteworks Building and Development Co., a publicly-traded
     entity                                                               1,000,000

     TOTAL OTHER ASSETS                                                   1,222,000

     TOTAL ASSETS                                                     $   1,555,789    $     308,386

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts and accrued expenses payable                              $     323,260    $     375,612
   Income taxes payable                                                       2,019            6,763
   Notes payable                                                            629,144          592,448
   Advance financial fee received on arranged customer
    construction/development financing, net of cost of
     $15,000 to facilitate non-company financing alternative                 65,000               --

     TOTAL CURRENT LIABILITIES                                            1,019,423          974,823

     TOTAL LIABILITIES                                                    1,019,423          974,823

SHAREHOLDERS' DEFICIT
   Common stock (2,000,000,000 shares $.001 par value
     authorized, 13,254,524 and 398,454 issued
     and outstanding respectively)                                           13,254              398
   Convertible preferred stock (500,000,000 shares $.001 par value authorized, 237,156 and 237,197 shares issued
     and outstanding)                                                           237              237
   Class A convertible preferred stock(100,000 shares $10
      par value authorized, issued and outstanding)                       1,000,000
   Class B convertible preferred stock (255 shares $1,000 par
      value authorized, issued and outstanding)                             255,000
   Additional paid-in capital As restated, Note 15                       37,755,733       16,505,575
   Accumulated deficit As Restated, Note 15                             (38,487,858)     (16,842,647)

                                                                            536,366         (336,437)
   Less, stock subscription receivable                                           --         (330,000)

     TOTAL SHAREHOLDERS' DEFICIT                                            536,366         (666,437)

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $   1,555,789    $     308,386


                      See accompanying notes to financial statements.

                 UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION
                                   CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                       Statement of Operations (Unaudited)


                                                                   Three months ended             Nine months ended
                                                            Sept 30, 2005    Sept 30, 2004   Sept 30,2005   Sept 30,2004
                                                                (As             (As             (As            (As
                                                              Restated       Reclassified     Restated      Reclassified
                                                              -Note 15)        - Note 8)      -Note 15)       - Note8)
Revenue                                                     $         --    $         --    $         --    $         --
OPERATING EXPENSES:

Consulting fees and services, including
  $7,124,127 in 2005 and $505,923 in 2004
  incurred through issuance of common shares
  or options to acquire shares                                 1,245,661           5,000       7,317,240         505,923

General and Administrative expenses                              140,037          15,938         215,214          41,291

TOTAL OPERATING EXPENSES                                       1,385,698          20,938       7,532,454         547,214


LOSS FROM OPERATIONS
                                                              (1,385,698)        (20,938)     (7,532,454)       (547,214)

OTHER INCOME (EXPENSE)

Interest expense                                                 (32,730)         (1,608)        (70,417)         (4,824)

Interest income - unsecured bridge loan                            6,000               ~          18,000               ~
Loss on impairment of
  investment acquisition costs                                        --               ~         (21,355)              ~
Company's 25% equity in losses in investment
  in oil &gas exploration and development
  joint venture                                                   (9,000)              ~          (9,000)              ~
Loan conversion costs                                            (29,218)              ~        (178,413)              ~

TOTAL OTHER INCOME (EXPENSE)
                                                                 (64,948)         (1,608)       (261,185)         (4,824)

LOSS BEFORE PROVISION FROM INCOME TAXES
                                                              (1,450,646)        (22,546)     (7,793,639)       (552,038)


Provision for income taxes                                           200              --             600              --

NET LOSS                                                    $ (1,450,846)   $    (22,546)   $ (7,794,239)   $   (552,038)


COMPUTATION OF LOSS APPLICABLE TO COMMON SHAREHOLDERS

Net loss before beneficial conversion,
  induced conversion and preferred dividends                  (1,450,846)        (22,546)     (7,794,239)       (552,038)

Preferred stock dividend resulting from
 beneficial feature associated with
  Series A beneficial feature being
  converted to common stock                                   (1,000,000)             --      (1,000,000)             --

Preferred stock dividend
 resulting from  change in conversion
  feature on unlettered stock                                (12,850,972)             --     (12,850,972)             --

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS AS RESTATED,

NOTE 15 (AS RESTATED IN 2005)                               $(15,301,818)   $    (22,546)   $(21,645,211)   $   (552,038)

Loss per weighted average shares
  of common stock outstanding
  (adjusted for 100:1 reverse split)                        $       (.24)   $       (.30)   $      (1.01)   $     (10.83)

Loss attributable to common
  stockholders per weighted average
  shares outstanding
  (adjusted for 100:1 reverse split)                        $      (2.57)   $       (.30)   $      (2.79)   $     (10.83)


Weighted average number of shares
  of common stock outstanding
  (adjusted for 100:1 reverse split)                           5,952,819          74,424       7,754,194          50,972


                      See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                    (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                                 2004
                                                                                               (Audited)
                                                                                 2005      (As Reclassified
                                                                             (Unaudited)       - Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $ (7,794,239)   $   (552,038)
   Adjustments to reconcile net loss to net cash used in
      operating activities
        Consulting fees and services incurred through issuance of company equity shares or options to
          acquire shares                                                       7,124,127         392,700
   Loan conversion costs                                                         178,413              --
   Company's 25% equity in losses in investment in oil &
    gas exploration and development joint venture                                  9,000
   Changes in operating assets and liabilities
      Increase in accrued interest on unsecured bridge
        loan receivable                                                          (18,000)             --
      Increase in security deposits                                                 (672)             --
      Increase (decrease) in accounts and
        accrued expenses payable                                                  84,151         (41,944)
      Decrease in income taxes payable                                            (4,744)        (11,250)
      Advance financial fee received on arranged customer
       construction/development financing, net of cost of
        $15,000 to facilitate non-Company
        financing alternative                                                     65,000              --

NET CASH USED IN OPERATING ACTIVITIES                                           (356,964)       (212,532)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced portion of investment in oil &gas
    exploration and development joint venture                                   (176,000)             --

NET CASH USED IN INVESTING ACTIVITES                                            (176,000)             --

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in notes payable                                                  84,696         159,981
   Proceeds from sale of common stock                                            200,000          62,500
   Proceeds from sale of Class B convertible preferred
      stock                                                                      255,000              --

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        539,696         222,481

NET INCREASE IN CASH                                                               6,732           9,949
Cash, beginning of period                                                          3,651           4,439

CASH, END OF PERIOD                                                         $     10,383    $     14,388

Supplementary disclosures of cash flow information
  Cash paid during the year for:
        Income taxes                                                        $      5,344    $         --

        Interest expense                                                          14,000              --

   Non-cash financing activity:
        Fair market value of 100,000 shares of common stock
           issued in connection with investment in oil &gas
              exploration and development joint venture                     $     55,000              --

                 See accompanying notes to financial statements
                                                                 3

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                       AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004


                                                              (SHARES)    (SHARES)                CONVERTIBLE
                                                               COMMON     PREFERRED      COMMON    PREFERRED
                                                               STOCK        STOCK        STOCK       STOCK         APIC
                                                                                                   (INCLUDING   (AS RESTATED,
                                                                                                   CLASS A &B)    NOTE 15)

Balance at December 31, 2004 (Audited)
 (adjusted for 100:1 reverse split)                            398,454      237,197   $      398    $      237   $16,505,575


For the nine months ended September 30, 2005 (Unaudited):
  Company common shares issued for
   consulting fees and services
     incurred by Company                                     4,283,941                     4,284                  7,119,843
  Common shares issued for cash                                133,333                       133                    199,867
  Common shares issued in settlement of
     liabilities                                               336,016                       336                    362,579
  Common shares issued for investment
   in oil &gas exploration and development
       joint venture                                           100,000                       100                     54,900
  Cancellation of common shares returned
   on unwinding of prior real estate
    acquisition transaction                                   (222,220)                     (222)                  (329,778)
   Preferred stock dividend resulting from
    beneficial feature associated with certain
    Unlettered Convertible Preferred shares
    convertible into common
    stock, as restated (Note 15)                                                                                 12,850,972
  Unlettered Convertible Preferred shares
   with new conversion feature converted into
   common shares,
    as restated (Note 15)                                    8,225,000          (41)       8,225                     (8,225)
  Class A convertible preferred stock
  issued in exchange for investment in
     preferred series B restricted stock                                                             1,000,000
  Preferred stock dividend resulting from
   beneficial feature associated with Series A
    being convertible to common stock                                                                             1,000,000
  Class B convertible preferred stock
  to be issued for cash received by Company                                                            255,000
  Net loss

Balance at September 30, 2005 (Unaudited)
(adjusted for 100:1 reverse split)
 As Restated, Note 15                                       13,254,524      237,156   $   13,254    $1,255,237   $37,755,733


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


                                                              ACCUMULATED
                                                                DEFICIT          STOCK
                                                            (AS RESTATED,     SUBSCRIPTION
                                                               NOTE 15)        ECEIVABLE          TOTAL
Balance at December 31, 2004 (Audited)
 (adjusted for 100:1 reverse split)                         $ (16,842,647)   $    (330,000)  $    (666,437)


For the Nine months ended September 30, 2005 (Unaudited):
   Company common shares issued for
   consulting fees and services
       incurred by Company                                                                       7,124,127
   Common shares issued for cash                                                                   200,000
   Common shares issued in settlement of
      liabilities                                                                                  362,915
   Common shares issued for investment
      in oil &gas exploration and development
       joint venture                                               55,000
   Cancellation  of common shares returned on unwinding
    of prior real estate acquisition transaction                                    330,000              --
   Preferred stock dividend resulting from beneficial
    Feature associated with certain Unlettered
     Convertible Preferred shares convertible into common
     Stock, as restated (Note 15)                             (12,850,972)

  Unlettered Convertible Preferred shares with new
    Conversion feature converted into common shares,
    as restated (Note 15)                                                                               --
   Class A convertible preferred stock
      issued in exchange for investment in
      preferred series B restricted
      stock                                                                                      1,000,000
  Preferred stock dividend resulting from
      beneficial feature associated with Series A
      being convertible to common stock                        (1,000,000)
      Class B convertible preferred stock
      to be issued for cash received by Company                   255,000
   Net loss                                                    (7,794,239)              --      (7,794,239)

Balance at September 30, 2005 (Unaudited)
      (adjusted for 100:1 reverse split)
      As Restated, Note 15                                   $ (38,487,858)   $          --   $     536,366


                      See accompanying notes to financial statements.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Universal Property Development and Acquisition Corporation ("the Company") focuses on investments in ventures operating in exploration and development of domestic energy, particularly oil and gas. In June 2005, the Company changed its name from Procore Group, Inc. to Universal Property Development and Acquisition Corporation. Prior to November 2003, the Company was known as Call Solutions, Inc. and was inactive.

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

EITF 98-5

EITF 98-5 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in setting the obligation in either stock or cash. EITF 98-5 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. EITF 98-5 further limits this amount to the proceeds allocated to the convertible instrument.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - UNSECURED BRIDGE LOAN RECEIVABLE (AS RESTATED)

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

The Company engaged legal counsel for the purpose of reviewing and evaluating documents and correspondence in order to advise the Company of its options. Company legal counsel has advised that future losses as a result of this transaction are not probable and accordingly, no contingent liability should be reflected in the Company's consolidated financial statements. In addition, during the fourth quarter of 2005, the Company's Board voted to invalidate the entire transaction as it was never properly authorized by the Company and to write off all related assets and liabilities, resulting in a gain of $6,801 on the write off principally attributable to accrued interest income and expense, as restated

Accordingly, $322,734 and $304,735 which includes $22,734 and $4,735 of accrued interest, is reflected as an unsecured bridge loan receivable at September 30, 2005 and December 31, 2004, respectively.

NOTE 2 - INVESTMENT IN OIL & GAS EXPLORATION AND DEVELOPMENT JOINT VENTURE

Venture Transaction in Effect as of September 30, 2005 (AS RESTATED)

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

Accordingly, the Company recorded an investment in the Canyon Creek oil & gas exploration and development joint venture of $231,000. Canyon expended $176,000 funds provided by the Company for the purchase of certain equipment and normal operating expenses prior to September 30, 2005. Since Canyon commenced actual operations prior to September 30, 2005, the Company has reflected its investment in this joint venture on the equity method of accounting as of September 30, 2005. The components of the investment are calculated as follows:

         Initial investments by the Company through September 30, 2005:


         Cash advanced                                                                 $    176,000
         Fair market value of common shares issued in behalf of Trend                        55,000


         Total investment                                                                   231,000
Less Company's 25% equity in losses of the joint venture through
  September 30, 2005:

         Cash advanced by the Company and expended by Canyon                 176,000
         Less, capital equipment purchases                                   141,000


         Portion attributable to operating expenses of Canyon
            prior to September 30, 2005                                       35,000


         Company's 25% equity in losses of joint venture through
            September 30, 2005 ($35,000 X 25%)                                 9,000         (9,000)
                                                                        ------------   ------------


Investment in joint venture at equity at September 30, 2005                            $    222,000
                                                                        ============   ============

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 2 - INVESTMENT IN OIL & GAS EXPLORATION AND DEVELOPMENT JOINT VENTURE (CONTINUED) (AS RESTATED)

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

On March 24, 2006, Donald Orr resigned from all of his positions as an officer and member of the Board of Directors of Canyon Creek Oil & Gas, Inc. Donald Orr is a member of USPX. USPX was the sole operator of Canyon Creek Oil & Gas, Inc's oil fields. In the second quarter of 2006, Don Orr commenced a lawsuit against Canyon Creek to which the Company responded and is countersuing. The details and current status of the lawsuits is more fully described under Note -14 subsequent events under the caption "litigation". As of September 30, 2006 UPDA did not accrue any costs related to this matter because the Company believes the suit is without merit. As a result of the litigation, USPX is no longer the operator, leaving Canyon Creek without a licensed field operator in the second quarter. The Company operates the wells without a field operator's license until October 2006.

The Company has not accrued any costs related to the matters being litigated as of September 30, 2005 and periods filed subsequent to that because the Company believes the suit is without merit. In addition, "Oil and Gas Property" assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled $1,509,441 at the consolidated balance sheet remain reflected as assets in the financial statements without any provision for an impairment their value at that date. Should the Company not prevail in this litigation, an impairment loss on these "Oil and Gas Assets" would be substantial, and the Company might lose Oil and Gas Revenues already earned from October 2005 to September 2006 totaled $290,441.

See Note 14 for a detailed discussion of the litigation described in the preceding two paragraphs.

On May 3, 2006, the Company filed articles of incorporation for its new wholly owned-subsidiary UPDA Operators, Inc. UPDA-O was formed to manage all of the Company's oil and gas well operations. Upon filing its P-5 Organization Report, UPDA Operators, Inc. will be authorized to operate over 150 wells that the Company owns through its subsidiaries. UPDA-O will assume all responsibility for the maintenance and pumping of the Company's oil and gas wells, manage the reporting and sales of the expanding production, post the necessary bonds with the Texas Railroad Commission and provide adequate insurance for the fields which it will operate. On August 9, 2006, the Railroad Commission of Texas approved UPDA-O's P-5 Organization Report and now UPDA-O is the sole operator of all the oil and gas wells covered by the Company's leases. In October 2006 UPDA-O received its P-4 to become the operator of record for Canyon Creek.

NOTE 3- INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY (AS RESTATED-SEE NOTE 15)

Transfer

Pursuant to the terms of the rescission of a real estate acquisition transaction between the Company and Mr. Kamal Abdallah, on July 27, 2005, Mr. Abdallah transferred 1,000,000 restricted shares of $1 face value per share Convertible Preferred Series B stock of Siteworks Building and Development Co. ("Siteworks"), a publicly-traded company, to the Company in exchange for the conveyance to Mr. Abdallah of certain real estate properties by the Company. These transferred marketable securities of Siteworks had an aggregate fair value of approximately $1,000,000 on the date of the transfer, based on the publicly traded share price of the underlying common stock of Siteworks into which the preferred stock is convertible. Mr. Abdallah is the current Chairman, President and CEO of the Company.

Background

On June 17, 2005, Mr. Abdallah received 1,100,000 restricted shares of Siteworks Convertible Preferred Series B Stock from Siteworks as a partial compensation for his transferring certain real property (comprised of a former Wal-Mart store, vacant land, and a parking lot) with an aggregate appraised value of $2,800,000 to Siteworks on that date. In addition to receiving Convertible Preferred Series B stock, Mr. Abdallah also received 35,000,000 Siteworks common shares with an estimated fair value of $1,000,000, based on the publicly traded share price of that common stock on the date of issuance. On July 27, 2005, as described in the preceding paragraph, Mr. Abdallah transferred 1,000,000 shares of his Siteworks Convertible Preferred Series B stock to the Company. Mr. Abdallah retained ownership of 100,000 shares of the Convertible Preferred Series B stock, the 35,000,000 shares of 44% of the voting capital stock of Siteworks (assuming that both the Company's and Mr. Abdallah's Siteworks Convertible Preferred Series B Stock were converted to that entity's common stock).

In its originally filed Form 10-QSB for the quarterly period ended June 30, 2006 filed on August 18, 2006, Siteworks (now known as "SBD International, Inc.") indicated in its footnotes to the financial statements that it had determined the property was not free and clear of mortgages and liens, that there was a second mortgage of approximately $1,200,000 in the name of former seller who was committed to make the payments on the mortgage and that the 35,000,000 described in the preceding paragraph had been placed in escrow and would be retired if the individual did not make the payment.

Substitution of Siteworks B Preferred Stock with $1 million

During the month of June 2006, the Company deposited an aggregate of $1,000,000 it received from Mr. Abdallah in consideration for the Company's assignment of the 100,000 Convertible Preferred Series B stock back to him, resulting in no gain or loss to the Company on the preferred shares. This substitution of cash occurred a year after the original transfer of Abdallah's 1,000,000 shares of his Siteworks Convertible Preferred Series B stock to the Company. The transaction was memorialized in an agreement between the Company and Mr. Abdallah dated July 18, 2006 and approved by its two other members of the Board of Directors. (See Note 8 - "Equity Transactions" concerning the fair value of beneficial conversion feature related to the Company's Series A convertible preferred stock received by Mr. Abdallah on August 4, 2005 in conjunction with the original Siteworks preferred stock transfer)

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE, SHAREHOLDERS AND RELATED PARTIES

At September 30, 2005 and December 31, 2004 notes payable, none of which require periodic regular payments of either principal or interest, are broken down as follows:



                                                                                        2005         2004

Unsecured non-interest bearing notes payable due on demand by Company to
   Bashiruddin Usama, a former Company Chief Executive Officer and President and still significant Company shareholder and consultant to the Company. Company
   issued 69,085 of common shares for the settlement of prior notes payable        $         --   $     13,817

Unsecured non-interest bearing notes payable due on demand
   by Company to Charles W. Harper, a former Company
   Treasurer and Director and still Company shareholder
   and consultant to the Company. Company issued 143,810
   of
   common shares for the settlement of prior notes payable                                   --         28,762

Unsecured non-interest bearing notes payable due on demand by Company to Fred
   Harris, a minor Company shareholder                                                  106,731        106,731

Unsecured non-interest bearing notes payable due on demand by Company to Robert
   Gilmore, a minor Company shareholder and consultant to the Company. Company
   issued 27,105 of common shares for the settlement of prior notes payable                  --          5,421

Unsecured notes payable due on demand by Company to Katherine Betts, a minor
   Company shareholder, of which $20,000 bears interest at 11% per annum                 80,000         80,000

Unsecured non-interest bearing advances from Kamal Abdallah,
   Chairman, President and CEO                                                           84,696             --

                                                                                        271,427        234,731
Unsecured 18% interest bearing balloon note payable
  originally due November 30, 2004 to Bereishis Investment
  Group, LLC, with interest at a default rate thereafter
  of 24% per annum. The note holder is a shareholder in
  the Company to
  whom the bridge loan receivable of $300,000 described in Note 1 above was made        301,000        301,000

Unsecured non-interest bearing notes payable due on demand by Company
   to Hunter Covington                                                                   40,000         40,000

Unsecured 8% note payable on demand                                                       6,000          6,000

Other unsecured non-interest notes payable on demand                                     10,717         10,717
                                                                                   ------------   ------------

                                                                                   $    629,144   $    592,448
                                                                                   ============   ============


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

NOTE 6 - GOING CONCERN (AS RESTATED - NOTE 15)

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

During the fourth quarter of 2005, the Company assigned the entire agreement to a third party for the right to retain cash received to date. Accordingly, the Company recognized $65,000 of other income related to the transaction during the quarter ended December 31, 2005. The Company and its legal counsel do not believe that there will be any financial consequences resulting from the need to assign its obligations to provide the construction financing (as restated)

NOTE 8 - EQUITY TRANSACTIONS (AS RESTATED - NOTE 15)

Chronological Listing of Common and Preferred Stock Equity Transactions

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

NOTE 8 - EQUITY TRANSACTIONS -- CONTINUED (AS RESTATED - NOTE 15)

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

Coincident to the March 10, 2005 agreement in the preceding paragraph, the Board of Directors of the Company authorized entry in new or amended consulting or employment agreements in which the Company could issue restricted and free trading common shares aggregating 322,933,333 On March 17, 2005, the Company issued 153,333,333 shares of its common stock (subject to Rule 144) to Kamal Abdallah, in exchange for a) $100,000 of cash and for b)real estate--with an appraised valuation of $4,000,000--which was to be transferred to the Company by June 2005. Accordingly $4,000,000 had been recorded as a subscription receivable and offset against shareholders' deficit. During the quarter ended September 30, 2005, this agreement was canceled.

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

NOTE 8 - EQUITY TRANSACTIONS - CONTINUED (AS RESTATED - NOTE 15)



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

The fair value of the common stock that would be issued under the Series A preferred stock conversion feature, based on the trading price of the common stock on August 4, 2005 of $40,000,000 exceeded the consideration of $1,000,000 received for the issuance of that preferred stock. Accordingly, during the nine months ended September 30, 2005 the Company has reflected a dividend in the form of a beneficial conversion feature, to the extent of the consideration received ($1,000,000), offset by a corresponding credit to additional paid in capital. The Company recorded a beneficial conversion relating to the conversion of the Class A preferred stock because the fair market value of the common stock was greater than the face value of the preferred stock. The beneficial conversion as measured is limited to the capital raised from the sale of the preferred stock pursuant to EITF 98-5.

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



NOTE 8 - EQUITY TRANSACTIONS - CONTINUED (AS RESTATED - NOTE 15)

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

On September 30, 2005 the Company agreed to issue 255 shares of Class B convertible preferred stock ("Class B Preferred") with a $1,000 face value to Bratenahl Estates Development, LLC in consideration of $255,000 in cash. One share of Class B Preferred is convertible into 2,000 shares of Common Stock, which would equate to 510,000 common shares if the entire 255 preferred shares were converted. The 255 preferred shares or common stock converted there under are subject to Rule 144 restrictions. The Company received the entire $255,000 in cash during the current quarter. The 255 shares of Class B Preferred Stock certificates were issued to Bratenahl during the first quarter of 2006.

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS



NOTE 8 - EQUITY TRANSACTIONS -- CONTINUED (AS RESTATED - NOTE 15)

Preferred Stock, Beneficial Conversion Features, and Conversions made into Common Stock (As Restated)

During the third quarter of 2005, pursuant to an agreement between Bratenhal and the Company, the Company advised its stock transfer agent that it should convert certificates surrendered representing 102 shares of $.001 par value "unlettered" convertible preferred stock into common stock of the Company held by Bratenahl at a conversion rate of 200,000 free trading common shares per preferred share (20,400,000 shares of common stock on a fully basis converted). These previously Rule 144 restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares.

The July 29, 2005 agreement between Bratenahl and the Company required Bratenahl to reinvest 80% of the proceeds derived from the 20,400,000 free trading common shares of the Company back into the Company in the form of purchasing the Company restricted common stock at market value. Subsequently Bratendahl and the Company verbally amended the "80% reinvestment" feature of the original agreement. The new terms called for Bratendahl to invest an amount at their discretion in restricted Class B preferred shares of UPDA.

Management of the Company considers the conversion of the "Unlettered Convertible Preferred" shares to Bratenahl as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered stock holder. The difference between the original conversion feature and the fair market value on the commitment date (July 29, 2005) of the Company's common stock (20,400,000) was $12,850,972.
Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the third quarter of 2005 of $12,850,972.


During the quarter ended September 30, 2005, a block of representing 41 out of the 102 "unlettered" convertible preferred shares were converted into approximately 8,225,000 shares of common stock. Recording of the conversion of the 41 shares into common stock resulted in crediting "Common Stock" within "Shareholders' Deficiency" for $8,225 at its par value and a corresponding charge against "Additional Paid-in Capital" in the same amount, since the par value of the "Unlettered Convertible Preferred" shares was nominal.


As discussed above under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As of November 14, 2006, none of these preferred shares have as yet been converted to common stock. If these preferred shares had been converted to common stock as of September 30, 2006, Kamal Abdallah and Christopher McCauley, as officers of the Company would control 82% of the ownership of the Company common stock, while Bratenahl would control 10%.

As discussed above under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES EMPLOYMENT AGREEMENTS

Effective October 1, 2005, the company entered into an Employment Agreement with Christopher McCauley, the Vice President and Secretary of the Company. Effective, October 1, 2005, the Company renegotiated an Employment Agreement for four years with Kamal Abdullah, the Chairman, President and CEO of the Company. At September 30, 2005 the Company is committed as follows, under the agreements:

Years ending Sept 30,

                     2006   $     453,000
                     2007         270,000
                     2008         270,000
                     2009         270,000
                            -------------

                            $   1,263,000
                            =============


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

As a result of management's post-issuance review of its originally filed Form 10QSB for the quarter ended March 31, 2005, filed on May 23, 2005, to satisfy questions raised by the independent auditors KBL, LLP, it was determined that the footnotes to the financial statements for the three months then ended required additional information concerning consulting fees and services incurred by the Company through the issuance stock, thereon, as well as amounts paid or payable in cash to individuals or entities with a unique relationship to the Company, such as officers and directors, key employees, significant consultants and major or other shareholders. The financial statements for that quarter were corrected to reflect a more transparent depiction of these unique relationships in a 10QSB/A amended filing made with the 10QSB for the quarter ended June 30, 2005.

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

NOTE 14 - SUBSEQUENT EVENTS (AS RESTATED)

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

During the month of June 2006, the Company deposited an aggregate of $1,000,000 it received from Mr. Abdallah in consideration for the Company's assignment of the 100,000 Convertible Preferred Series B stock back to him, resulting in no gain or loss to the Company on the preferred shares. The transaction was memorialized in an agreement between the Company and Mr. Abdallah dated July 18, 2006 and approved by its two other members of the Board of Directors(as restated- see note 3, in particular "Substitution of Siteworks B Preferred Stock with $1 million")

LITIGATION (AS RESTATED)

On November 17, 2005 the Company, USPX, and Triple Crown Consulting ("TCC"), a private corporation, entered into a joint venture agreement (the "Agreement"). Pursuant to the terms of the Agreement, the Company, USPX and TCC formed Canyon Creek as the joint venture entity to carry out the proposed operations of the joint venture. The Company owns 65% of the capital stock of Canyon Creek, USPX owns 30% of the capital stock of Canyon Creek and TCC owns 5% of the capital stock of Canyon Creek.

Under the terms of the Agreement, and as consideration for their respective shares of the capital stock of Canyon Creek, the Company invested $1,200,000 to finance the operations of the joint venture, USPX assigned certain oil and gas leases to the joint venture and TCC agreed to provide ongoing management consulting services to the joint venture. The leases assigned to the joint venture by USPX cover approximately two thousand acres and contain approximately 60 oil and gas wells. The joint venture also acquired additional acreage and wells and intended to pursue further acquisitions of currently producing oil and gas properties, low risk drilling prospects and existing wells in need of state-of-the-art technology to improve profitability. In addition, USPX principal was installed as President of Canyon Creek.

The Company paid an additional $2 million in workover costs that were incurred to place the oil and gas wells into working order.

USPX was responsible for the day-to-day operations of Canyon Creek, but the Company has control over the appointment of the financial officer of Canyon Creek. USPX is to be paid a managerial fee equal to 7.5% of the net operating revenue of Canyon Creek.

On April 12, 2006 USPX filed suit against the Company alleging that the Company had breached the above joint venture agreement. Specifically USPX alleged that the Company committed wrongful acts including misappropriation of opportunities, misappropriation of business and proprietary information, fraud, and conspired to intentionally cause damage to USPX. In addition USPX is alleging that it has failed to receive any or all of the consideration that it was promised by the Company or Canyon Creek. USPX is also alleging that the Company and Canyon Creek fraudulently induced USPX and its principal Donald Orr into causing the transfer and assignment of certain oil and gas interests held by them.

The Company is contending that Donald Orr had received and/or incurred expenses that were not related to Canyon Creek, based upon a preliminary internal investigation. Upon being confronted with these allegations, Mr. Orr resigned has position with Canyon Creek. The Company is the process of filing a counter claim that would include USPX to relinquish their 30% equity interest in Canyon Creek and repayment of cash received that was spent inappropriately.

On June 20, 2006 the Company filed a response denying the allegations. The matter is currently pending. As of the consolidated balance sheet date, the Company has not accrued any costs related to this matter because the Company believes the suit is without merit. In addition, "Oil and Gas Property" assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled $_1,509,441 on September 30, 2006. Revenues already earned from October 2005 to September 2006 totaled $290,441. Should the Company not prevail in this litigation, the financial impact on the Company could be significant.

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS FOR THE CURRENT QUARTER ENDED SEPTEMBER 30, 2005

An error was made in the Company's originally issued financial statements for nine months ended September 30, 2005 concerning the recording of "Unlettered Convertible Preferred Stock" converted to common stock during the quarter ended September 30, 2005. In addition, the financial statements for that period did not reflect preferred stock dividend resulting from beneficial conversion features associated with Series A and B, and "Unlettered" preferred stock convertible into common stock.

Corrections of aforementioned items described in the preceding paragraph have resulted in an increase of $13,850,972 in the Company's Accumulated Deficit attributed to the recording of stock dividends on various classes of convertible preferred stock either issued in the current quarter or whose conversion features were changed ("sweetened") during the current quarter. These corrections also resulted in a corresponding increase principally in additional paid-in capital of the Company in the same amount.

The errors and corrections thereof did not affect originally reported net loss. However, the net loss attributable to common stock for purposes of an earning per share computation and the actual net loss per share have changed by $2.33 and $1.79 for the three and nine months ended September 30, 2005, after reflection of earnings per share after beneficial conversion features.

The transactions for which the corrections discussed in the preceding paragraph were made are properly described in Note 8 - Equity Transactions and Note-14 - Subsequent Events

Certain other notes to the financial statements have also been restated for minor corrections of facts determined after the original 10QSB for the nine months ended September 30, 2005, was filed.

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

Based on their evaluation as of a date within 90 days of the filing date of the Quarterly Report on Form 10 - QSB/A, the principal executive officer and principal financial officer of Universal Property Development Association have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a 14c and 15d - 14c under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company, in reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS. See Notes 1, 4 & 14.

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

A shareholder vote by consent in lieu of a meeting of shareholders is authorized by Section 603(a) of the California Corporations Code and, pursuant to Section 303 (a)(3) of the California Corporations Code (the "CCC"):

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


                                              Universal Property Development and
                                              Acquisition Corporation

Date: November 20, 2006                       /s/ Kamal Abdallah

                                              Kamal Abdallah
                                              Chairman