Form 10QSB
period 2006-09-30
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2006-11-20
CIK 923771

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Yes |_| No |X|

The number of shares outstanding of the Issuer's common stock, as of November 1, 2006.

              CLASS                             OUTSTANDING AT November 1, 2006
 --------------------------------------        ---------------------------------
    Common stock - par value $0.001                       282,827,306

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)

                                 FORM 10-QSB


                                TABLE OF CONTENTS

PART I -    FINANCIAL INFORMATION                                                      PAGE
Item 1.     Financial Statements:

            Consolidated Balance Sheets as of September 30, 2006 and December 31,
            2005                                                                       1

            Consolidated Statements of Operations and Comprehensive Loss - For the
            Three and Nine Months Ended September 30, 2006 and September 30, 2005      2

            Consolidated Statement of Changes in Stockholders' Equity as of
            September 30, 2006                                                         3

            Consolidated Statements of Cash Flows - For the Nine Months Ended
            September 30, 2006 and September 30, 2005                                  4

            Notes to the Consolidated Financial Statements                             5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      26

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 28

Item 4.     Controls and Procedures                                                    28

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                                          28

Item 1A.    Risk Factors                                                               28

Item 2.     Change in Securities                                                       29

Item 3.     Defaults upon Senior Securities                                            29

Item 4.     Submission of Matters to a Vote of Security Holders                        29

Item 5.     Other Information                                                          29

Item 6.     Exhibits & Reports on Form 8-K                                             31

            Signatures

            Certification

            Exhibits

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

                                                                                        September 30, 2006   December 31, 2005
                                                                                        ------------------   -----------------
ASSETS
  Current Assets:
     Cash                                                                                  $                   $     132,935
     Restricted cash                                                                             250,000
     Marketable securities                                                                       281,250           1,000,000
     Accounts receivable - oil and gas sales                                                     144,499              13,137
     Other current assets (including deposits on pending transactions of $225,000)               280,412                 672
                                                                                           -------------       -------------
  Total current assets                                                                           956,161           1,146,744
                                                                                           -------------       -------------


  Property and Equipment:
     Oil and gas properties, using full cost accounting
          Subject to amortization                                                              2,035,613           1,311,546
          Not subject to amortization                                                          3,799,569             623,860
                                                                                           -------------       -------------
               Gross oil and gas properties                                                    5,835,182           1,935,406
               Accumulated depletion                                                             (32,965)            (13,311)
                                                                                           -------------       -------------
               Net oil and gas properties                                                      5,802,217           1,922,095
                                                                                           -------------       -------------
     Office equipment, at cost, net of accumulated depreciation of $18,030 and
        $104, respectively                                                                       500,592               2,391
                                                                                           -------------       -------------
               Property and equipment, net                                                     6,302,809           1,924,486
                                                                                           -------------       -------------

  Other assets                                                                                     6,616                  --

                                                                                           -------------       -------------
TOTAL ASSETS                                                                               $   7,265,586       $   3,071,230
                                                                                           =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable and accrued expenses                                                  $   1,086,975       $     485,544
    Notes payable                                                                                 79,985              10,717
    Notes payable - related party                                                                265,696             150,696
    Due to USPX                                                                                    6,054               2,041
    Due to Sundial                                                                                   423                  --
    Due to royalty holders                                                                        16,550                  --
    Income taxes payable                                                                           2,819               2,219
    Deposit received towards pending sale of minority equity interest in subsidiaries            500,000                  --
    Other current liabilities                                                                      6,357                  --
                                                                                           -------------       -------------
  Total current liabilities                                                                    1,964,859             651,217
                                                                                           -------------       -------------

35% minority interest in Canyon Creek Oil & Gas, Inc. subsidiary                                 709,103             609,691
25% minority interest in Texas Energy, Inc. subsidiary                                           123,071                  --
30% minority interest in West Oil & Gas, Inc. subsidiary                                          12,256                  --
20% minority interest in Ambient Wells Services subsidiary                                           (31)                 --
                                                                                           -------------       -------------
   Minority Interest                                                                             844,399             609,691
                                                                                           -------------       -------------


STOCKHOLDERS' EQUITY

    Common stock, 2,000,000,000 shares .001 par value authorized, 259,768,108
     and 32,964,256 shares issued/"to be issued" and outstanding, respectively                   259,768              32,964
    Convertible preferred stock, 500,000,000 shares .001 par value authorized, 236,657 and 237,106 shares issued and outstanding,
          respectively                                                                               237                 237
    Class A convertible preferred stock, 100,000 shares 10.00 par value authorized, 100,000 and 100,000 shares issued and outstanding,
       respectively                                                                            1,000,000           1,000,000
    Class B convertible preferred stock, 6,013 shares 1,000.00 par value
       authorized, 6,013 and 1,473 shares issued and outstanding, respectively                 6,013,000           1,473,000
    Additional paid-in capital                                                               189,496,587         189,011,741
    Accumulated deficit                                                                     (191,807,214)       (189,707,620)
    Accumulated other comprehensive loss                                                        (506,250)                 --
                                                                                           -------------       -------------
  Total stockholders' equity                                                                   4,456,128           1,810,322
                                                                                           -------------       -------------
Total liabilities and stockholder's equity                                                 $   7,265,386       $   3,071,230
                                                                                           =============       =============

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2006 and September 30, 2005

                                                                  For the Three    For the Three    For the Nine     For the Nine
                                                                  Months Ended     Months Ended     Months Ended     Months Ended
                                                                  September 30,    September 30,    September 30,    September 30,
                                                                       2006             2005             2006             2005
                                                                  -------------    -------------    -------------    -------------

  Revenue from oil and gas                                        $     141,217    $          --    $     343,848    $          --
                                                                  -------------    -------------    -------------    -------------
       Total Revenue                                                    141,217               --          343,848               --

  Cost of goods sold                                                    565,016               --          624,221               --
  Depletion expense                                                       6,690               --           19,654               --
                                                                  -------------    -------------    -------------    -------------
  Gross Income                                                         (430,489)              --         (300,027)              --
                                                                  -------------    -------------    -------------    -------------


  Operating expenses:
     Consulting fees and services, including $616,650 and
     $7,124,127 for the nine months ended September 30, 2006
     and September 30, 2005 to
     acquire such shares                                                851,260        1,245,661        1,626,740        7,317,240
     General and administrative                                         134,355          140,037          772,461          215,214
     Depreciation                                                        10,320               --           17,926               --
                                                                  -------------    -------------    -------------    -------------
  Total operating expenses                                              995,935        1,385,698        2,417,127        7,532,454
                                                                  -------------    -------------    -------------    -------------

  Income (loss) from operations                                      (1,426,424)      (1,385,698)      (2,717,154)      (7,532,454)
                                                                  -------------    -------------    -------------    -------------


  Other income (expenses):
    Gain on write off of liabilities no longer due and payable,
       related to liability settled                                          --               --           30,000               --
    Interest expense, net                                               (16,147)         (32,730)         (17,487)         (70,417)
  Interest Income - unsecured bridge loan                                    --            6,000               --           18,000
  Loss on impairment of investment acquisition costs                         --               --               --          (21,355)
  Company's 25% equity in losses in investment in oil & gas
            exploration and development joint venture                        --           (9,000)          (9,000)
  Loan conversion costs                                                      --          (29,218)              --         (178,413)
  Gain on sale of lease to Avalon Oil and Gas, Inc                           --               --          815,500               --
  Other income (expense)                                                    562               --           (5,556)              --
                                                                  -------------    -------------    -------------    -------------
  Total other income (expenses)                                         (15,585)         (64,948)         822,457         (261,185)
                                                                  -------------    -------------    -------------    -------------

  Loss before provision for income taxes                             (1,442,009)      (1,450,646)      (1,894,697)      (7,793,639)
  Provision for income taxes (current)                                      200              200              600              600
                                                                  -------------    -------------    -------------    -------------
  Net loss before minority interest                                  (1,442,209)      (1,450,846)      (1,895,297)      (7,794,239)
                                                                  -------------    -------------    -------------    -------------
  Add, 35% minority interest in net (income) loss of Canyon
     Creek Oil & Gas, Inc. subsidiary                                    30,622               --         (223,334)              --
  Add, 25% minority interest in net (income) loss of Texas
     Energy Inc. subsidiary                                              (5,537)              --           10,262               --
  Add, 30% minority interest in net loss of West Oil & Gas,
     Inc. subsidiary                                                      1,808               --            8,744               --
  Add, 20% minority interest in net loss of Ambient Wells
     Services                                                                31               31               --
                                                                  -------------    -------------    -------------    -------------
   Minority Interest                                                     26,924               --         (204,297)              --
                                                                  -------------    -------------    -------------    -------------

                                                                  -------------    -------------    -------------    -------------
  Net loss after minority interest                                   (1,415,285)      (1,450,846)      (2,099,594)      (7,794,239)
                                                                  -------------    -------------    -------------    -------------

  Preferred stock dividend resulting from beneficial feature associated with Series A beneficial feature being
     convertible to common stock                                             --       (1,000,000)              --       (1,000,000)
  Preferred stock dividend resulting from change in
     conversion feature on unlettered stock                                  --      (12,850,329)              --      (12,850,329)

                                                                  -------------    -------------    -------------    -------------
  Net loss available to common shareholders                       $  (1,415,285)   $ (15,301,175)   $  (2,099,594)   $ (21,644,568)
                                                                  =============    =============    =============    =============

Comprehensive Loss
Net loss after minority interest                                     (1,415,285)      (1,450,846)      (2,099,594)      (7,794,239)
Other comprehensive loss:
    Unrealized loss on Avalon Oil and Gas, Inc. marketable
      securities                                                       (281,250)              --         (506,250)              --
                                                                  -------------    -------------    -------------    -------------
Total Comprehensive Loss                                          $  (1,696,535)   $  (1,450,846)   $  (2,605,844)   $  (7,794,239)
                                                                  =============    =============    =============    =============

Basic and diluted net loss per weighted-average shares
common stock outstanding                                          $       (0.01)                    $       (0.02)
                                                                  =============                     =============

Basic loss per weighted average shares of common stock
outstanding (adjusted for 100:1 reverse split)                                     $       (0.45)                    $       (1.17)
                                                                                   =============                     =============

Diluted loss attributable to common stockholders per
weighted average sharesoutstanding (adjusted for 100:1
reverse split)                                                                     $       (2.57)                    $       (2.79)
                                                                                   =============                     =============

Weighted-average number of shares of common stock outstanding       203,749,575        5,952,819      134,039,289        7,754,194
                                                                  =============    =============    =============    =============

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Changes in Shareholders' Equity For the nine months ended September 30, 2006

                                                        (shares)             (shares)
                                                        Common              Preferred            Common            Preferred
                                                         Stock                Stock               Stock              Stock
                                                      -------------       -------------       -------------      -------------
Balance December 31, 2005 (As Restated)                  32,964,256             338,579       $      32,964      $   2,473,237

Preferred shares converted to common                    220,560,002                (450)            220,560                 (0)

Preferred Shares sold for cash                                   --               4,540                  --          4,540,000

Common stock issued for services                          5,743,850                  --               5,744                 --

Common stock issued to retire debt                          500,000                  --                 500                 --

Securities available for sale
Net Loss

Unrealized holding loss on marketable securities
                                                      -------------       -------------       -------------      -------------
 Balance at September 30, 2006                          259,768,108             342,669       $     259,768      $   7,013,237
                                                      =============       =============       =============      =============


                                                                                           Accumulated Other
                                                                           Accumulated   Comprehensive Income
                                                           APIC             Deficit              (Loss)              Total
                                                      -------------       -------------       -------------      -------------
Balance December 31, 2005 (As Restated)               $ 189,011,741       $(189,707,620)                 --       $   1,810,322

Preferred shares converted to common                       (220,560)                 --                  --                  (0)

Preferred Shares sold for cash                                   --                  --                  --           4,540,000

Common stock issued for services                            610,906                  --                  --             616,650

Common stock issued to retire debt                           94,500                  --                  --              95,000

Securities available for sale                                                        --                                      --

Net Loss                                                                     (2,099,594)                             (2,099,594)

Unrealized holding loss on marketable securities                                                   (506,250)           (506,250)
                                                      -------------       -------------       -------------       -------------
 Balance at September 30, 2006                        $ 189,496,587       $(191,807,214)      $    (506,250)      $   4,456,128
                                                      =============       =============       =============       =============

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005

                                                                                  For the Nine Months     For the Nine Months
                                                                                     Ended 9/30/06           Ended 9/30/05
                                                                                    --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          $   (2,099,594)         $   (7,794,239)
  Adjustments to reconcile net loss to cash used in operating activities:
         Minority interest loss                                                            234,708                      --
    Gain onnsettlementroftliabilities no longer due and payable, related                        --                      --
      to liabilities settled through issuance of common shares                             (30,000)
     Depreciation and depletion expense                                                     37,580                      --
     Consulting fee and services incurred through issuance of company
         (equityisharesaor optionsltoeacquire3such0shares                                  616,650               7,124,127
      Gain on sale of oil lease to Avalon Oil & Gas, Inc.                                 (815,500)
     Loan conversion costs                                                                      --                 178,413
     Company's 25% equity in losses in investment in oil & gas
         exploration and development joint venture                                              --                   9,000
     Changes in operating assets and liabilites:
            Increase in accrued interest on unsecured bridge loan receivable              (163,716)                (18,000)
            Increase in accounts receivable                                               (131,362)                     --
            Increase in prepaid expenses                                                  (105,895)                     --
            Increase in other assets                                                        (6,616)                     --
            Increase in security deposits                                                 (173,845)                   (672)
            Increase in accounts payable & accrued expenses                                890,347                  84,151
            Increase (decrease) in income taxes payable                                        600                  (4,744)
            Advance financial fee received on arranged customer
               construction/development financing, net of cost of $15,000
               to facilitate non-Company financing alternative in 2005                          --                  65,000
            Increase in due to USPX                                                          4,013                      --
            Increase in due to Sundial Resources                                               423                      --
            Increase in due to royalty holders                                              16,550                      --
            Increase in deposit received for sale of minority equity                            --
             interest in subsidiaries                                                      500,000
            Increase in other current liabilities                                            6,357                      --
                                                                                    --------------          --------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (1,219,300)               (356,964)
                                                                                    --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash advanced portion of investment in oil & gas exploration and
      development joint venture                                                                 --                (176,000)
  Cash proceeds from sale of oil and gas lease to Avalon Oil & Gas, Inc.                    75,000                      --
  Proceeds from substitution of cash for marketable securities of
      Siteworks Building & Development, Inc.                                             1,000,000
  Increase in restricted cash                                                             (250,000)
  Payment of capitalized oil and gas properties work-over costs                         (3,946,776)                     --
  Purchases of office equipment                                                           (516,127)                     --

                                                                                    --------------          --------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (3,637,903)               (176,000)
                                                                                    --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in notes payable                                                 184,268                  84,696
  Proceeds from sale of common stock                                                            --                 200,000
  Proceeds from sale of Class B  convertible preferred stock                             4,540,000                 255,000

                                                                                    --------------          --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                4,724,268                 539,696
                                                                                    --------------          --------------

NET INCREASE IN CASH                                                                      (132,935)                  6,732
Cash, beginning of period                                                                  132,935                   3,651

                                                                                    --------------          --------------
Cash, END OF PERIOD                                                                 $           --          $       10,383
                                                                                    ==============          ==============

Supplementary disclosures of cash flow information Cash paid during the period for:
    Income taxes                                                                    $          600          $        5,344

    Interest expense                                                                            --                  14,000

  Non-cash financing activity:
    Fair market value of 100,000 shares of common stock issued in connection with investment in oil & gas exploration and
      development joint venture                                                     $           --          $       55,000


See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

September 30, 2006


NOTE 1 - BASIS OF PRESENTATION


The Company has incurred recurring operating losses since its inception, and as of September 30, 2006, had an accumulated deficit of approximately $191,537,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Universal Property Development and Acquisition Corporation ("UPDA" or "the Company") invests in joint ventures that pursue the exploration and development of domestic energy sources, particularly the development and modernization of existing oil and gas wells on properties covered by leases acquired by the joint venture subsidiaries of the Company. In June 2005, the Company changed its name from Procore Group, Inc. to Universal Property Development and Acquisition Corporation. Prior to November 2003, the Company's name was Call Solutions, Inc. and it had no business operations.

In November of 2003, the Company increased the number of its authorized shares of common stock from 90,000,000 to 750,000,000. In addition, the Company effectuated a 76:1 reverse split of the Company's outstanding common stock. In June 2005, the Company increased the amount of its authorized capital stock from 750,000,000 to 2,500,000,000 shares and effectuated a 100:1 reverse split of its outstanding common stock. The company is currently authorized to issue an aggregate of 2,500,000,000 shares of capital stock, of which 2,000,000,000 shares are designated as common stock and 500,000,000 shares are designated as preferred stock.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position and operating activities of UPDA and its 100% owned subsidiaries UPDA-Operators ("UPDA-O"), Catlin Oil & Gas ("Catlin) and UPDA Petroleum Trading/Texas Trading, Inc., 65% owned subsidiary, Canyon Creek Oil and Gas, Inc. ("Canyon Creek" or "Canyon"), its 70% owned subsidiary, West Oil & Gas, Inc. ("West" or "West Oil"), its 75% owned subsidiary Texas Energy, Inc.("Texas Energy") and its 80% owned subsidiary Ambient Wells Services, Inc. ("Ambient"). The Company has an additional joint venture, Winrock Energy Inc. ("Winrock"), which was inactive as of September 30, 2006. All inter-company balances have been eliminated in consolidation.

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

September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

The Company operates in one segment

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial statement instruments including cash, accounts receivable, accounts and accrued expenses payable, the carrying amounts approximated fair value because of their short maturity.

DEPRECIATION

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives ranging from three to thirty years.

LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 140,951,486 and 413,745,000 of common shares as of September 30, 2006, and December 31, 2005 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

COMPREHENSIVE LOSS

Comprehensive loss, which is reported on the accompanying consolidated statement of changes in stockholders' equity as a component of accumulated other comprehensive income, consists of net loss affecting the stockholders' equity that, under accounting principles generally accepted in the United States of America, is excluded from net loss. For the Company, comprehensive loss consisted of an unrealized holding loss of $506,250 from the Company's Marketable Securities from Avalon. See Note 8 for further detail on the Avalon shares.

MAJOR CUSTOMERS

During the nine months ended September 30, 2006, sales to three customers represented 99% of total sales.

ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations. In accordance with the provisions of SFAS No. 143, the Company records asset retirement costs and liabilities at the time of property acquisition as a reduction in earnings.

OIL AND GAS PROPERTIES

The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with acquisition and development of oil and gas properties are capitalized. The Company does not engage in exploration activities. Costs capitalized include acquisition costs, geological and geophysical expenditures, brokers and finders fees, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

OIL AND GAS PROPERTIES - (CONTINUED)

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the three and nine months ended September 30, 2006, was $6,690 and $19,654, respectively, based on depletion at the rate of $5.05 and $4.29 per barrel-of-oil-equivalent, respectively.

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

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

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

September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

In July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company's overall results of operations or financial position.

NOTE 3 - INVESTMENT IN OIL & GAS DEVELOPMENT JOINT VENTURE

During July 2005 the Company formed a joint venture with US Production & Exploration, LLC ("USPX") and Triple Crown Consulting ("TCC") named Canyon Creek Oil & Gas, Inc. ("Canyon Creek" or "Canyon"). Canyon was formed for the purpose of acquiring oil and gas producing properties, low risk drilling prospects, and prospects in need of state-of-the-art technology to make them viable. USPX is an independent production and exploration company located in Sugar Land, Texas, engaged in the acquisition of oil and gas producing properties with multiple enhancement opportunities. TCC is engaged in the merchant and investment banking and commercial finance broker services and is located in Miami Beach, Florida. In a memorandum of understanding dated July 4, 2005, the ownership percentages were to be as follows: the Company - 25%, USPX - 70%, and TCC - 5%. According to the memorandum of understanding, the Company was required to deliver $300,000 of funding in cash to Canyon within thirty days of the execution of the agreement. In addition, that agreement required the Company to deliver another $200,000 in cash ninety days thereafter.

On November 17, 2005 the joint venture agreement was amended and the parties agreed, among other things, to change the ownership proportions to the following: the Company - 65%, USPX -30%, and TCC - 5%. In addition, the Company was required to make a minimum investment of $1,200,000 in cash and stock in Canyon on or before January 31, 2006. USPX has the right to pursue other oil and gas ventures as it deems necessary to carry out its own business plan, provided it offers Canyon the right of first refusal to participate in such ventures. Other terms of note in the joint venture agreement provide for payment of management fees of - 7.5% of defined net operating revenue to USPX, and for the Company to issue 500,000 of its restricted common shares to USPX ten days after the execution of this agreement. To date the Company has not issued the common shares to USPX.

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

The Company has not accrued any costs related to the matters being litigated as of September 30, 2005 and periods filed subsequent to that because the Company believes the suit is without merit. In addition, "Oil and Gas Property" assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled $1,509,441 on September 30, 2006. Revenues already earned from October 2005 to September 2006 totaled $290,441. See Note 14 for a detailed discussion of the litigation described in the preceding two paragraphs.

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

September 30, 2006

NOTE 4 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - UTAH

In October 2005, the Company executed a Memorandum of Understanding ("MOU") with Dark Horse Exploration, Inc. (DHE), a Wyoming corporation, and Masaood Group, Ltd. for the development and production of a natural gas and oil field consisting of 4,000 acres in Northern Utah. Under the terms of the MOU, UPDA would own sixty percent (60%) of the joint venture, DHE would own thirty percent (30%) and Masaood would own ten percent (10%). Pursuant to the MOU, DHE will operate the field which presently has five (5) wells and which could be expanded to eighty (80) wells. Masaood agreed to invest $1,000,000 in this joint venture and provided initial funding of $150,000 in cash for leasehold acquisitions and the revitalization of the existing wells. UPDA agreed to re-invest its pro-rata portion of any operating profits realized by this joint venture, up to a maximum of $1,000,000, back into the joint venture to finance the drilling of additional wells. In 2005, the Company formed West Oil, a Nevada Corporation, to be the operating company for this joint venture.

In January, 2006, West Oil terminated its relationship with DHE due to the lack of material progress in the joint venture's operations. Because of the expanding involvement of, and opportunities being generated by Landmark 4, LLC West is currently negotiating to undertake projects that could be significantly more lucrative to the joint venture than those presented by DHE. In conjunction with the termination of West's relationship with DHE, UPDA increased its stake in West to 70% while Masaood Group, LTD. owns 10% and Mr. Kronvold owns 20% of the equity of West.

NOTE 5 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - OKLAHOMA


In November 2005, the Company executed a memorandum of understanding with the Lion Partners Hedge Fund to acquire certain oil and gas leases in Osage County, Oklahoma for 3,840 acres, which included 69 producing wells and 27 injection wells. The Company formed Win Rock Energy, Inc., a Nevada corporation, to be the operating entity for this joint venture. There has been no further activity within this joint venture, and Win Rock Energy, Inc. is currently inactive.

NOTE 6 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - TEXAS ENERGY

In March 2006, UPDA and Sundial Resources, Inc. of Graham, Texas executed a Memorandum of Understanding (MOU) for the development of 382.95 acres on four leases in Young County, Texas. Pursuant to the MOU, UPDA was to provide funding for the workover of the 17 wells on the property. As set forth in the MOU, UPDA was to establish and own 75% of a joint venture corporation, tentatively known as Texas Energy, Inc. According to the memorandum of understanding, the Company was required to provide $400,000 (the amount estimated by Sundial for the completion of the work to make the wells productive) of funding in cash to Texas Energy, Inc. over an unspecified period of time.

The above-described MOU also required the Company to pay cash consideration of $100,000 directly to Sundial for its assignment of its 100% working interest in the leases and wells on property commonly known as the Thresher, Medlen, Nantz, and Wiechman fields to the Texas Energy, Inc. joint venture corporation. Sundial was to manage the workover procedures and operate the wells upon completion. For this, Sundial would be paid annual managerial fees equal to 5% of the net operating revenue of Texas Energy, Inc. The Company made an advance payment of $50,000 in March 2006 to Andrew McDermett to be used for the workovers, coincident to remitting the $100,000 to be paid for the leases. In the three months ended June 30, 2006, the Company paid approximately $318,900 to Andrew McDermett for workovers and $47,000 for a lease. The venture was to have a term of five years.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006


NOTE 6 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - TEXAS ENERGY (CONTINUED)

Sundial was not able to get the wells known as the Thresher, Medlen, Nantz, Wiechman fields to produce in a manner that was satisfactory to Texas Energy. Accordingly, Texas Energy agreed in principle to return to Sundial its 100% working interest in the leases and wells and pay Sundial a $200,000 breakup fee to unwind the transaction and Sundial is required to relinquish its 25% interest in Texas Energy. On September 1, 2006 Texas Energy paid $50,000 towards the $200,000 and expects to complete this transaction by December 31, 2006. Based on the contemplated settlement described in the preceding sentence, the Company has incurred an estimated loss relating to the unwinding of the Sundial joint venture, as follows:

  Cost of Thresher, Medlen, Nantz and Weichman fields leases included within Company
    capitalized Oil and Gas Properties to be returned to Sundial                         $133,333
  Lost workover costs already paid to Sundial included within Company
    capitalized Oil and Gas Properties                                                    418,000
  Loss on contemplated Breakup Fee to be incurred to Sundial on settlement
    (of which $50,000 is already paid)                                                    200,000
                                                                                         --------
                                                                                         $751,333
                                                                                         ========

If the wells are ultimately surrendered to Sundial under similar terms those described in the preceding paragraph, the Company has a potential loss to recognize in its financial statements of at least $601,333, and up to $751,333. In addition, the Company derived $24,000 of Oil and Gas revenues since wells began operations during the third quarter of 2006.

On June 2, 2006 Texas Energy, Inc. completed the acquisition of certain assets pursuant to the terms and conditions of a Purchase Agreement dated April 12, 2006 (the "PA") by and between Texas Energy as the purchaser and the Catlin Oil Company ("COC"), Virginia Catlin, Randy Catlin and the Estate of Carl Catlin (collectively the "Catlins") as the sellers. The aggregate purchase price of the assets purchased by Texas Energy pursuant to the PA was $1,700,000 in cash. The Company incurred a fee of $50,000 for not completing the transaction in a timely basis.

Texas Energy purchased and COC and the Catlins (collectively the "Sellers") sold all of the rights, title and interest of the Sellers in certain assets collectively defined as the "Jack County Property" in the PA. The Jack County Property consists of: (i) approximately forty-seven (47) acres of real property located in Jack County, Texas, (ii) approximately thirty-six (36) oil and gas Leases on properties located in Jack County, Texas, (iii) certain equipment including, but not limited to, oil and gas wells, wellhead equipment, pumping units, flow lines, tanks, compressors, saltwater disposal facilities, injection facilities and other equipment used in connection with oil and gas exploration, development and production operations, (iv) certain tangible property including, but not limited to, furniture, tools, jigs, molds, rigs, well service units, elevators, trucks, trailers and other vehicles, and (v) certain transferable permits, franchises, approvals, and authorizations used in connection with the Leases.

In connection with the closing of the asset purchase transaction described above, Texas Energy incurred a "finder's fee " of $500,000 to NorTex Holdings, Inc. for its professional services in bringing the parties together and facilitating the transaction, which is due in full a day after the transaction closing which took place on June 2, 2006. Accordingly, any amounts unpaid after that day are in technical default. The Company paid $100,000 against the $500,000 owing on June 13, 2006, resulting in an unpaid liability of $400,000 which is included within accounts payable and accrued expenses at the balance sheet date. Texas Energy is currently negotiating with NorTex Holdings, Inc. to reduce this $400,000 liability, and Company management has not received a legal demand for payment under the agreement. The Company incurred $5,833 of consulting fees to Steve Hall owner of NorTex Holding, Inc., during June 2006. During July 2006, he became an employee of the Company, which has incurred $5,833 to him in salary.

The Company also incurred $51,000 in brokers fees to Max Smith during the second quarter of 2006 related to the Catlin acquisition.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006


NOTE 6 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - TEXAS ENERGY (CONTINUED)

Below is a summary of the amounts capitalized for Oil and Gas Property assets for the Catlin acquisition during the quarter ended June 30, 2006:

Cost of oil leases and other rights to operate wells, related well and
      transportation equipment, including late fee of $50,000                           $1,750,000

   Finders fee incurred to NorTex Holdings, Inc.                                           500,000

   Broker fee to Max Smith                                                                  51,000
                                                                                        ----------
         Total - consideration                                                           2,301,000

  Less costs allocated to fixed assets:
         Land                                                              $100,000
         House                                                              162,000
         Shop                                                                54,000
                                                                           --------
         Total                                                                             316,000
                                                                                        ----------
         Total - all subject to amortization (a)                                        $1,985,000
                                                                                        ==========

(a) During the third quarter of 2006, the Company began pumping and initiated sales of Oil and Gas from Catlin. However, the Company has not begun to recognize the costs of workover amortization in form of depletion in the financial statements because an independent geologist has not yet determined the amount of oil and gas of the wells will yield. Amortization that is unrecorded to date is not significant.


NOTE 7- ACQUISITION OF CATLIN ASSET BY TEXAS ENERGY


On June 2, 2006, Texas Energy, a seventy-five percent (75%) owned joint venture subsidiary of the Company, completed the acquisition of certain leases and equipment pursuant to the terms and conditions of a Purchase Agreement dated April 12, 2006 (the "PA") by and between Texas Energy as the purchaser and the Catlin Oil Company ("COC"), Virginia Catlin, Randy Catlin and the Estate of Carl Catlin (collectively the "Catlins") as the seller. The purchase price for this acquisition was $2.3 million and the assets purchased by Texas Energy consisted of more than 30 leases and 64 wells, covering approximately 2,700 acres, and various equipment and pipeline infrastructure. The Company is in the process of having an appraisal done by an independent third party to finalize the allocation of the purchase price.

NOTE 8 - SALE OF CANYON CREEK STARR COUNTY LEASE

On May 1, 2006, Canyon Creek, a Nevada corporation, and a sixty-five percent (65%) owned joint venture subsidiary of UPDA, sold to Avalon Oil and Gas, Inc. ("Avalon") fifty percent (50%) of Canyon Creek's working interest in the oil and gas leaseholds of Canyon Creek located in Starr County, Texas for an aggregate purchase price of $75,000 cash and 7,500,000 shares of Avalon's common stock. The shares of Avalon were valued by the Company at a fair market value of $.14 (the publicly traded share price of that entities freely trading common stock based on a ten day average), less a twenty-five (25%) restricted stock discount, on the date that the leases were transferred to Avalon for a net price per share of $.11. Accordingly, the total value for the shares received from Avalon of $787,500, plus $75,000 received in cash, resulted in a total consideration of $862,500 used by the Company to determine the amount of the gain on the sale to Avalon that Canyon Creek recognized on this transaction. The "Gain on the Sale of the lease" of $815,500 which was calculated as the value of total proceeds received from Avalon of $862,500 less the cost basis in the oil and gas leaseholds of $47,000.

As of September 30, 2006, Canyon Creek recognized a loss on the decline in the marketable equity securities received from Avalon of $506,250, bringing the fair market of these shares in the consolidated balance sheet at that date to $281,250. During the quarter ended June 30, 2006, Canyon Creek recognized a temporary loss on the decline in the marketable equity securities received from Avalon of $225,000, bringing the fair market of these shares in the consolidated balance sheet at that date to $562,500. Should the market price per share of the stock remain depressed, the Company will be required to reflect a permanent loss as a charge to "Operations" rather than recording changes in the marketable equity security in "Other Comprehensive Loss," which flows through "Stockholders' Equity."

Thad Kaplan became a board member of Canyon Creek in January 2006 and Chief Operation Officer of Canyon Creek in July 2006. The Company incurred a salary to him of $21,000 during the third quarter of 2006. He continues to serve as a member of the Board of Directors of Avalon, to whom the Company as described in the preceding paragraph sold an Oil lease and recognize a gain on its sale. Previously, he was serving as a consultant with the Company, a position he commenced in May of 2006, for which the Company incurred $7,000 of consulting fees and services.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006

NOTE 9 - ACQUISITION OF US PETROLEUM DEPOT

On April 20, 2006, the Company made a deposit of $50,000 under the terms of a letter of intent to purchase the US Petroleum Depot, an oil and gas storage facility in Brownsville, Texas for $1 million. The Company expects to complete the acquisition in January 2006.

NOTE 10 - LETTER OF CREDIT

As of September 30, 2006, the Company is contingently liable to Wachovia for an open letter of credit in the amount of $250,000 for issuance and filing with the Texas Railroad Commission which is secured by a $250,000 deposit account at the bank in the form of a certificate of deposit that becomes due on August 2, 2007 and accrues interest at a rate of 5.26%.

NOTE 11 - ACQUISITION OF OIL AND GAS PROPERTIES

Upon formation of Canyon, USPX contributed leasehold rights to certain oil and gas properties in North Texas valued at cost of $607,031, which consisted of a total of 2,489 acres and 61 wells in Archer, Coleman, and Palo Pinto Counties. These wells were classified as proved reserves at September 30, 2006, and accordingly, acquisition costs are subject to amortization.

In August 2005, Canyon purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of UPDA stock, which was valued at $55,000, the fair market value on the date of issuance. These wells were classified as unproven reserves at September 30, 2006 and accordingly, acquisition costs are not subject to amortization.

In September 2005, Canyon acquired an 80-acre lease in Fayette County, Texas for $16,000 in cash. The lease is located in the Giddings Gas Field, one of the largest producing gas fields in Texas. These reserves were classified as unproved reserves at September 30, 2006 since advanced technology is yet to be employed during the work over process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

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

In October 2005, Canyon completed the acquisition of a 40-acre oil and gas lease in Young County, Texas for a cash purchase price of $18,000. The lease is located in the Prideaux Field. These wells were classified as proved reserves at September 30, 2006, and accordingly, acquisition costs are subject to amortization.

In the second quarter 2006, Texas Energy completed the acquisition of a lease in Texas for $47,000 in cash. These reserves are classified as unproved reserves at September 30, 2006 since advanced technology is yet to be employed during the work over process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

In June 2006, Texas Energy completed the acquisition of Catlin Common/Gifford oil and gas leases in Jack County, Texas for a purchase price of $2.3 million. The acquisition consisted of more than 30 leases and 64 wells, covering approximately 2,700 acres. These reserves are classified as unproved reserves at September 30, 2006 since advanced technology is yet to be employed during the work over process and no pilot test has yet been performed. Accordingly, acquisition costs are not subject to amortization until reserves may be classified proven.

       Oil and gas properties subject to amortization         $2,035,613
       Oil and gas properties not subject to amortization      3,799,569
       Asset retirement obligation                                    --
                                                              ----------
            Net Assets Acquired                               $5,835,182
                                                              ==========

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006

NOTE 12 - ASSET RETIREMENT OBLIGATIONS

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

NOTE 13 - SUPPLIER AGREEMENTS

Sunoco, Inc
On November 4, 2005, Canyon Creek entered into a month-to-month agreement with Sunoco, Inc. ("Sunoco") pursuant to which Sunoco will gather and purchase the oil produced from Canyon Creek's wells in the Fort Worth basin in North Central Texas. Sunoco has agreed to pay a one-dollar per barrel bonus over the posted price for West Texas Intermediate crude. In its agreement with Sunoco, Canyon Creek has specifically listed all of its properties located in Coleman, Palo Pinto, and Archer Counties. Accordingly, Canyon Creek has reserved the right and option to renegotiate the price or change the purchaser every 30 days, as it deems necessary.

West Texas Gas (WTG)

On October 1, 2005, Canyon Creek entered a three-year natural gas purchase contract with WTG Jameson, LP to market casing head gas at its Hagler leases in Coleman County. Under the agreement, Canyon Creek must pay certain fees and commissions on natural gas sales to WTG Jameson, LP.

NOTE 14 - OFFICE EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation and amortization:


                                                   September      December       Estimated Useful
                                                   30, 2006       31, 2005             Lives
                                                   ------------   ------------   ----------------
Office equipment and furniture                     $ 518,622      $   2,495      3-30 years
Less accumulated depreciation and amortization       (18,030)          (104)
                                                   ---------      ----------
                                                    $ 500,592     $    2,391
                                                    =========     ==========


Depreciation expense for property and equipment for the three and nine months ended September 30, 2006 was $10,320 and $17,926, respectively.


NOTE 15 - DEPOSIT RECEIVED FOR SALE OF MINORITY EQUITY INTEREST IN SUBSIDIARIES

The Company has entered into an oral agreement to sell a portion of the stock and an overriding royalty interest in the leases of Company subsidiaries Catlin Oil and Gas, Inc. and Canyon Creek Oil and Gas, Inc. for the total sum of $2 million. The company has agreed to sell to entities owned by Ben Kaplin and Robert Grinberg for a total of 10% of the stock of Catlin, 5% of the stock of Canyon Creek and a 10% royalty on the production from each. Ben Kaplin is a principal in Triple Crown Consulting which has a 5% interest in Canyon Creek.

As of September 30, 2006 the Company has received a $500,000 deposit on the transaction.

NOTE 16 - NOTES PAYABLE

At September 30, 2006, and December 31, 2005 notes payable are broken down as follows:


                                                                            September 30, 2006     December 31, 2005
                                                                            -----------------      -----------------
Unsecured notes payable due on demand by Company
  to Katherine Betts, a minor Company shareholder, of which
  $20,000 bears interest at 11% per annum                                         $ 80,000              $ 80,000

Unsecured non-interest bearing notes payable due on demand by Company to
Kamal Abdallah, Company Chief Executive Officer and President and
significant Company                                                                179,696                64,696
shareholder

Unsecured 8% note payable on                                                         6,000                 6,000
demand
                                                                                   265,696               150,696

Unsecured note payable on mobile office                                             69,268                     0
Other unsecured non-interest notes payable on demand                                10,717                10,717
                                                                                  --------              --------
Total notes payable, excluding interest                                           $345,681              $161,413
                                                                                  ========              ========


At September 30, 2006, and December 31, 2005, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $28,737 and $26,727, respectively. Accrued interest payable at September 30, 2006 and December 31, 2005 includes several years of interest from years prior to December 31, 2005.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006

NOTE 17 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                            September 30,       December 31,
                                                 2006               2005
                                           --------------      --------------
Deferred Tax Asset:

Net operating loss carryforward            $    6,926,064      $    6,468,683

Valuation allowance                            (6,926,064)         (6,468,683)
                                           --------------      --------------

Net deferred tax asset                     $           --      $           --
                                           ==============      ==============


The Company incurred no federal income tax expense for the nine months ended September 30, 2006 and for the year ended December 31, 2005, and utilized no tax carry forward losses. The Company incurred $600 and $600 of state income tax expense for the nine months periods ended September 30, 2006, and September 30, 2005, respectively.

The Company has a net operating loss carryover of $27,704,256 to offset future income tax. The net operating losses expire as follows:


December 31, 2009     $ 1,431,255
             2010         947,760
             2011       1,269,670
             2017         885,291
             2019       2,289,386
             2020       2,671,128
             2021       3,736,141
             2022         850,127
             2023       1,001,233
             2024       1,760,656
             2025       9,032,084
             2026       1,829,525
                      -----------
Total                 $27,704,256
                      -----------


The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code due to events including changes of control and change in business activities.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006

NOTE 18 - INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY

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

Substitution of Siteworks B Preferred Stock with $1 million

During the month of June 2006, the Company deposited an aggregate of $1,000,000 it received from Mr. Abdallah in consideration for the Company's assignment of the 100,000 Convertible Preferred Series B stock back to him, resulting in no gain or loss to the Company on the preferred shares. This substitution of cash occurred a year after the original transfer of Abdallah's 1,000,000 shares of his Siteworks Convertible Preferred Series B stock to the Company. The transaction was memorialized in an agreement between the Company and Mr. Abdallah dated July 18, 2006 and approved by its two other members of the Board of Directors. (See Note 19 - "Equity Transactions" concerning the fair value of beneficial conversion feature related to the Company's Series A convertible preferred stock received by Mr. Abdallah on August 4, 2005 in conjunction with the original Siteworks preferred stock transfer).


NOTE 19 - EQUITY TRANSACTIONS

Chronological Listing of Common and Preferred Stock Equity Transactions

On January 19, 2005, prior to Company collection difficulties encountered with the unsecured bridge loan, the Company issued 1,000 shares of its free trading common stock to Bereishis Investment Group, LLC. The Company recorded a non-cash expense of $11,000 for this issuance, based on the trading price of Company shares on the date of issuance.

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

On August 4, 2005, as further discussed in Note 20 the Company's board of directors authorized the cancellation of Kamal Abdallah "Stock subscription receivable" of $4,000,000 in exchange for his return of the 1,533,333 shares for Company cancellation. In addition, Kamal Abdallah was released from assigning title to the real estate with an appraised value of $4,000,000 to the Company. In consideration for the aforementioned rescission transactions, the Company was required to and did issue 100,000 Class A convertible preferred shares and Kamal Abdallah was required to transfer marketable securities having an aggregate fair value of $1,000,000 to the Company. (See Note 18 above entitled "Investment in Preferred Series B Rule 144 restricted stock of Siteworks Building and Development Co, publicly-traded entity" for a description of the securities furnished by Kamal Abdallah to the Company).

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements


September 30, 2006

NOTE 19 - EQUITY TRANSACTIONS (CONTINUED)

Chronological Listing of Common and Preferred Stock Equity Transactions

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

The fair value of the common stock that would be issued under the Series A preferred stock conversion feature, based on the trading price of the common stock on August 4, 2005of $40,000,000 exceeded the consideration of $1,000,000 received for the issuance of the preferred stock. Accordingly, during the year ended December 31, 2005 the Company has reflected a dividend in the form of a beneficial conversion feature, to the extent of the consideration received ($1,000,000), offset by a corresponding credit to additional paid in capital. The Company recorded a beneficial conversion relating to the conversion of the Class A preferred stock because the fair market value of the common stock was greater than the face value of the preferred stock. The beneficial conversion as measured is limited to the capital raised from the sale of the preferred stock pursuant to EITF 98-5.

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

On September 30, 2005, the Company agreed to issue 255 shares of Class B convertible preferred stock ("Class B Preferred") with a $1,000 face value to Bratenahl Estates Development, LLC in consideration of $255,000 in cash. One share of Class B Preferred is convertible into 2,000 shares of common stock. The Company received the entire $255,000 in cash during the third quarter of 2005.

During fourth quarter of 2005 the Company agreed to issue 1,218 shares of Class B convertible preferred stock ("Class B Preferred") with a $1,000 face value to Miramar Investment in consideration of $1,218,000 in cash. One share of Class B Preferred is convertible into 2,000 shares of Common Stock, which would equate to 2,436,000 common shares if the entire 1,218 preferred shares were converted. The 1,218 preferred shares or common stock converted there under are subject to Rule 144 restrictions. The Company received the entire $1,218,000 in cash during the fourth quarter of 2005. The 1,218 shares of Class B Preferred Stock certificates were issued to Miramar during the first quarter of 2006.

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

On January 30, 2006, the Company issued 50,000 shares of free-trading common stock to Bradford Moore for current year consulting services. Accordingly, the Company recorded a non-cash charge of $19,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

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

September 30, 2006

NOTE 19 - EQUITY TRANSACTIONS RESTATED (CONTINUED)

Chronological Listing of Common and Preferred Stock Equity Transactions

In March 2006 the Company issued 500,000 shares of free trading shares in an agreement of settlement and release of claims for past consulting services in settlement of accounts payable and accrued expenses payable of $125,000, resulting in $30,000 of the gain on conversion costs being incurred from their liabilities.

On March 1, 2006, the Company issued 30,000 shares of free-trading common stock to Bradford Moore for current year consulting services. Accordingly, the Company recorded a non-cash charge of $7,500 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On March 6, 2006, the Company issued 13,350 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the Company recorded a non-cash charge of $3,338 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On March 8, 2006 the Company issued 300,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current year consulting services. Accordingly, the Company recorded a non-cash charge of $63,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

On March 27, 2006 Company issued 47,250 shares of free-trading common stock to Bradford Moore for current year consulting services. Accordingly, the Company recorded a non-cash charge of $8,033 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

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

On March 31, 2006 Company issued 22,250 shares of free-trading common stock to Stephen Britt for current year consulting services. Accordingly, the Company recorded a non-cash charge of $4,005 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

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

September 30, 2006

NOTE 19 - EQUITY TRANSACTIONS (CONTINUED)

Chronological Listing of Common and Preferred Stock Equity Transactions

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

On July 17, 2006 the Company issued 35,000 shares of free-trading common stock to Copper Beech Equity Partners for current year consulting services. Accordingly, the Company recorded a non-cash charge of $2,450 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On July 20, 2006 the Company issued 25,000 shares of free-trading common stock to Edmund Belack of Ernst Communications Group for current year consulting services. Accordingly, the Company recorded a non-cash charge of $1,750 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On July 20, 2006 the Company issued 25,000 shares of free-trading common stock to Charles Ernst of Ernst Communications Group, for current year consulting services. Accordingly, the Company recorded a non-cash charge of $1,750 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On July 20, 2006 the Company issued 200,000 shares of free-trading common stock to Geoffrey Gordon-Creed of Landmark 4, for current year consulting services. Accordingly, the Company recorded a non-cash charge of $14,000 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On August 2, 2006 the Company issued 50,000 shares of free-trading common stock to Copper Beech Equity Partners for current year consulting services. Accordingly, the Company recorded a non-cash charge of $3,000 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On August 31, 2006 the Company issued 50,000 shares of free-trading common stock to Copper Beech Equity Partners for current year consulting services. Accordingly, the Company recorded a non-cash charge of $2,500 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

On August 31, 2006 the Company issued 2,205,000 of free-trading common stock to Profit Planners, for current year consulting services. Accordingly, the Company recorded a non-cash charge of $110,250 related to these issuances, based on the trading price of Company shares on the date on which the shares were issued.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006

NOTE 19 - EQUITY TRANSACTIONS (CONTINUED)

Chronological Listing of Common and Preferred Stock Equity Transactions

During the three months ended September 30, 2006, the Company agreed to issue 900 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant to SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $900,000 in cash.

During the nine months ended September 30, 2006, the Company agreed to issue 4,540 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant to SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $4,540,000 in cash.

NOTE 20 - RELATED PARTY TRANSACTIONS

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

During the three and nine months ended September 30, 2006, the Company incurred 0 and $25,000, respectively, of consulting fees and services to Dr. Bashirudden Usama, the former Chief Executive Officer and President of the Company. Consulting fees and services incurred by the Company to Dr. Bashirudden Usama, including options granted and paid or payable in cash aggregated $0 and $25,000, respectively during the three and nine months ended September 30, 2006.

In March 2005, Kamal Abdallah was appointed by the Company as Chief Executive Officer, President and Chairman of its Board of Directors for a term of five (5) years, expiring March 11, 2010, with first year annual compensation of Three Hundred Thousand Dollars and issuance of Five Hundred Thousand free-trading shares each quarter and an additional two million shares each year. The agreement also entitles him to certain fringe benefits, such as vacation and health insurance, and guarantees payment of his compensation in the event of termination. The Board has also authorized a further issuance of 2,000,000 shares per annum for every one million dollars in Company net income as well as a bonus of no less than ten thousand dollars per quarter. Effective October 1, 2005, the employment agreement was amended to reduce annual compensation to $150,000 per year. During the nine months ended September 30, 2006 and September 30, 2005 the Company incurred $150,000, and $116,587 respectively of payroll expenses to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company, of which $150,000 is included in accrued liabilities at September 30, 2006. Accordingly, consulting fees and services incurred by the Company to Kamal Abdallah, including share issuances and amounts paid or payable in cash, aggregated none and $170,548 during the nine months ended September 30, 2006, and September 30, 2005, respectively.

During the three and nine months ended September 30, 2006, the Company incurred $30,000 and $90,000, respectively, of payroll expenses to Chris McCauley, the Company's in-house counsel, of which none is included in accrued liabilities at September 30, 2006. Accordingly, consulting fees and services incurred by the Company to Chris McCauley, including share issuances and amounts paid or payable in cash, aggregated none for both the nine months ended September 30, 2006 and September 30, 2005, respectively.

During the three and nine months ended September 30, 2006, the Company incurred none and $25,000, respectively, of consulting fees and services to Dr. Bashirudden Usama, the former Chief Executive Officer and President

In January 2006 Thad Kaplan was elected to the board of directors of Canyon Creek. On May 1 2006, the Company entered into an agreement with Thad Kaplan for consulting services including acting as liaison to UPDA Operators, Inc and Texas Energy Pipeline and Gathering Systems, Inc. for the period of two months with a payment of $7,000. Thad Kaplan is also a Director in Avalon Oil and Gas. On May 1, 2006, the Company received 7,500,000 shares of Avalon's common stock due to the sale of our Starr County lease. The shares of Avalon were valued at fair market value less a twenty-five (25%) discount at the issuance date for a total of $787,500. Canyon Creek recognized total consideration of $862,500 on this transaction which was used by the Company to determine the amount of the gain on the sale to Avalon that Canyon Creek recognized on this transaction. The "Gain on the Sale of the lease" of 815,500 which was calculated as the value of total proceeds received from Avalon of $862,500 less the cost basis in the oil and gas leaseholds of $47,000. At September 30, 2006, due to a decrease in share price less the twenty-five (25%) discount, Canyon recognized an unrealized loss of $506,250 on the Avalon shares, bringing the fair market of the shares to $281,250.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

Under the above agreements, at September 30, 2006 the Company's future commitments are as follows:

                          Years ending September 30:
                          --------------------------

                                      2007            $    360,000
                                      2008                 370,000
                                      2009                 270,000
                                      2010                 135,000
                                                      ------------
                                      Total           $  1,135,000
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

September 30, 2006

NOTE 21 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE AGREEMENTS (CONTINUED)

Rent expense was $35,137 and $61,788 and $1,792 and $4,043 for the three and nine months ended September 30, 2006, and September 30, 2005, respectively.

At September 30, 2006 the Company's future commitments are as follows:

                          Years ending September 30:
                          --------------------------

                                      2007            $     66,637
                                      2008                  81,321
                                      2009                  80,804
                                                      ------------
                                      Total           $    228,762
                                                      ============


NOTE 22 - STOCK OPTIONS
The Board of Directors of the Company adopted a stock option plan (the "Plan") effective October 18, 2004. The Company granted an option to purchase 8,500 common shares with an exercise price of $.001 per share to Dr. Bashirudden Usama in June 2004. The option has a five-year term and vested immediately. The fair value for the option was estimated on the date of grant using the share price of our common stock on the date of the grant.

The Plan shall expire on October 17, 2014. The Company has reserved 65,000,000 shares of common stock under the Plan for issuance to employees, directors, consultants and other eligible recipients. As of September 30, 2006, the Company had 8,500 options exercisable for 8,500 shares of common stock outstanding under the Plan.

NOTE 23 - PREFERRED STOCK

Preferred Stock, Beneficial Conversion Features, and Change in Conversions made into Common Stock

During the third quarter of 2005, pursuant to an agreement between Bratenahl and the Company, the Company advised its stock transfer agent that it should convert certificates surrendered representing 102 shares of $.001 par value "unlettered" convertible preferred stock into common stock of the Company held by Bratenahl at a conversion rate of 200,000 free trading common shares per preferred share (20,400,000 shares of common stock on a fully basis converted). These previously Rule 144 restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares.

The July 29, 2005 agreement between Bratenahl and the Company required Bratenahl to reinvest 80% of the proceeds derived from the 20,400,000 free trading common shares of the Company back into the Company in the form of purchasing the Company restricted common stock at market value. Subsequently Bratenahl and the Company verbally amended the "80% reinvestment" feature of the original agreement. The new terms called for Bratenahl to invest an amount at their discretion in restricted Class B preferred shares of UPDA.

During the first quarter of 2006 in accordance with the verbally amended agreement described above, the Company issued 255 shares of Class B convertible preferred stock for cash consideration from Bratenahl of $255,000 that was received in September 2005.

Management of the Company considers the conversion of the "Unlettered Convertible Preferred" shares to Bratenahl as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered stock holder. The fair market value on the commitment date (July 29, 2005) of the Company's common stock (20,400,000) was valued at $12,850,329. Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the third quarter of 2005 of $12,850,329.

During the fourth quarter of 2005, pursuant to an oral agreement between Miramar and the Company, the Company advised its stock transfer agent that it should convert certificates surrendered representing 500 shares of $.001 par value "unlettered" convertible preferred stock into common stock of the Company held by Miramar at a conversion rate of 500,000 free trading common shares per preferred share (250,000,000 shares of common stock on a fully basis converted). These previously Rule 144 restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares.

The October 10, 2005 oral agreement between Miramar and the Company required Miramar to invest an unspecified amount of cash into the Company. Subsequently, Miramar and the Company verbally amended the original agreement to invest $ 6 million in Series B Preferred Stock .

Management of the Company considers the conversion of the "Unlettered Convertible Preferred" shares to Miramar as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered stock holder. The fair market value on the commitment date (October 10, 2005) of the Company's common stock (249,967,000) was valued at $149,980,200. Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the fourth quarter of 2005 for $149,980,200.

Miramar is a division of DVD Construction, Inc. a privately held company domiciled in the British Virgin Islands. DVD Construction, Inc. is in the business of construction, real estate development and, through Miramar, investments. Neither DVD Construction, Inc. nor Miramar is related to the Company through common officers, directors, shareholders, key employees, family members or business relationships through other entities.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006

NOTE 23 - PREFERRED STOCK  (CONTINUED)

Preferred Stock, Beneficial Conversion Features, and Change in Conversions made into Common Stock

During the third quarter and fourth quarter ended December 31, 2005, a block of representing 66 out of the 102 "unlettered" convertible preferred shares were converted by Bratehnahl into approximately 13,200,000 shares of common stock. Recording of the conversion of the 66 shares into common stock resulted in crediting "Common Stock" within "Shareholders' Deficiency" for $13,225 at its par value and a corresponding charge against "Additional Paid-in Capital" in the same amount, since the par value of the "Unlettered Convertible Preferred" shares was nominal.

During the quarter ended December 31, 2005, a block of representing 25 out of the 500 "unlettered" convertible preferred shares were converted by Bratehnahl into approximately 12,500,000 shares of common stock. Recording of the conversion of the 25 shares into common stock resulted in crediting "Common Stock" within "Shareholders' Deficiency" for $12,630 at its par value and a corresponding charge against "Additional Paid-in Capital" in the same amount, since the par value of the "Unlettered Convertible Preferred" shares was nominal.


A total of 91 shares of unlettered convertible preferred stock were converted by Bratehnahl into 25,855,000 shares of common stock during the year ended December 31, 2005, valued at $25,855, based on the conversions described in the two preceding paragraphs - See Note 19.


During the nine months ended September 30, 2006, a block of 15 of these "unlettered" convertible preferred shares were converted by Bratehnahl into approximately 3,000,000 shares of common stock valued at $3,000, under this arrangement.


As discussed in Note 19 under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As described under Preferred Stock, Beneficial Conversion Features, and Conversions made into Common Stock, at least 66,668 shares of the preferred stock may be converted into common stock on or after October 3, 2005, which equate to 66,668,000 shares of common stock.

During the third quarter of 2005 the Company advised its stock transfer agent that it should convert certificates surrendered representing 102 shares of $.001 par value "unlettered" convertible preferred stock into common stock of the Company held by Bratenahl at a conversion rate of 200,000 free trading common shares per preferred share (20,400,000 shares of common stock on a fully basis converted). These previously Rule 144 restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the year ended December 31, 2005, a block of 66 , as restated, of these "unlettered" convertible preferred shares were converted into approximately 13,200,000, as restated, shares of common stock under this arrangement.

During the fourth quarter of 2005 the Company advised its stock transfer agent that it should convert certificates surrendered representing 500 shares, as restated, of $.001 par value unlettered convertible preferred stock held by Miramar into common stock of the Company at a conversion rate of 0.002, (250,000,000 shares of common stock on a fully converted basis). These previously restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the year ended December 31, 2005, 25 shares, as restated, of these preferred were converted into approximately 12,500,000 shares, as restated, of common stock under this arrangement.


During the six months ended June 30, 2006, the Company advised its stock transfer agent that it should convert certificates surrendered representing 500 shares, as restated, of $.001 par value unlettered convertible preferred stock held by Miramar into common stock of the Company at a conversion rate of 0.002 (250,000,000 shares of common stock on a fully converted basis). These previously restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the six months ended June 30, 2006, a block of 282 shares of "unlettered" preferred shares as restated were converted into 140,810,002 shares, as restated, of common stock under this arrangement. The shares were valued at $140,810.

During the six months ended June 30, 2006, the Company agreed to issue 1,850 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant to SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $1,850,000 in cash.

During the six months ended June 30, 2006, the Company agreed to issue 3,640 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant to SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $3,640,000 in cash.


During the nine months ended September 30, 2006, the Company advised its stock transfer agent that it should convert certificates surrendered representing 500 shares, as restated, of $.001 par value unlettered convertible preferred stock held by Miramar into common stock of the Company at a conversion rate of 0.002, (250,000,000 shares of common stock on a fully converted basis). These previously restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the nine months ended September 30, 2006, a block of 435 shares of "unlettered" preferred shares were converted by Miramar into 217,560,002 shares of common stock under this arrangement. The shares were valued at $217,560.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

September 30, 2006

NOTE 23 - PREFERRED STOCK  (CONTINUED)

Preferred Stock, Beneficial Conversion Features, and Change in Conversions made into Common Stock

During the nine months ended September 30, 2006, the Company agreed to issue 900 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant to SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $900,000 in cash.

During the nine months ended September 30, 2006, the Company agreed to issue 4,540 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant to SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $4,540,000 in cash.

As discussed above under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As of November 20, 2006, none of these preferred shares have as yet been converted to common stock. If these preferred shares had been converted to common stock as of September 30, 2006, Kamal Abdallah and Christopher McCauley, as officers of the Company would control 25% of the ownership of the Company common stock, while Bratenahl would control 2% and Mirimar would control 11%.

NOTE 24 - SUBSEQUENT EVENTS

On October 2, 2006 the Company issued 200,000 shares of free-trading common stock to Bradford Moore for current year consulting services.

On October 2, 2006 the Company issued 200,000 free-trading common stock to Cervelle Group for current year consultant services.

On October 12, 2006 the Company issued 31,000 free-trading common stock to Copper Beach Equity Partners for current year consultant services.

NOTE 24 - LITIGATION

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

On June 20, 2006 the Company filed a response denying the allegations. The matter is currently pending. As of June 30, 2006 the Company did not accrue any costs related to this matter because the Company believes the suit is without merit.

On June 20, 2006 the Company filed a response denying the allegations. The matter is currently pending. As of the consolidated balance sheet date, the Company has not accrued any costs related to this matter because the Company believes the suit is without merit. In addition, "Oil and Gas Property" assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled $1,509,441 on September 30, 2006. Revenues already earned from October 2005 to September 2006 totaled $290,441.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - For the Three and Nine Months Ended September 30, 2006

Oil and natural gas sales. For the three and nine months ended September 30, 2006, oil and natural gas sales revenue was $141,217 and $343,848 compared to none and none for the same periods during 2005, respectively. The revenues were the result of our producing wells in the Canyon Creek, Catlin and Texas Energy subsidiaries.

Oil and gas production costs. Our lease operating, production, and workover costs were $565,016 and $624,221 for the three and nine months ended September 30, 2006, respectively. We did not have any lease operating, production or workover costs for both the three and nine months ended September 30, 2005, respectively.

Depreciation and depletion. Our depreciation and depletion expense was $17,010 and $37,580 for the three and nine months ended September 30, 2006, compared to none for both the three and nine months ended September 30, 2005. The increase was a result of our entry into the energy business, and our recent purchases of office equipment.

General and administrative expenses. General and administrative expenses decreased by $5,682 and increased by $557,247 to $134,355 and $772,461 for the three and nine months ended September 30, 2006, compared to the same periods in 2005. The increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and entry into the energy business.

Consulting fees and services decreased to $851,260 for the three months ended September 30, 2006 as compared to $1,245,661 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 consulting fees was $1,626,740 as compared to $7,317,240 for the nine months ened September 30, 2005. The decline was primarily due to the company hiring more full time employees and also issuing less stock for consulting services.

Interest expense, net decreased by $10,583 and $34,930 to $16,147 and $17,487 for the three and nine months ended September 30, 2006 when compared to the same periods in 2005. The decrease was due to lower outstanding debt over the quarter.

Other income (expense) included the gain on sale of lease to Avalon Oil and Gas, Inc. which was none and $815,500 for the three and nine months ended September 30, 2006 compared to none for both the three and nine months ended September 30, 2005, respectively.

Net loss after minority interest. Net loss decreased by $35,561 for the three months ended September 30, 2006 to $1,415,285 when compared to the same period in 2005. Net loss decreased by $5,694,645 to $2,099,594 for the nine months ended September 30, 2006 when compared to the same period in 2005. The reasons for this decrease include the large decrease in stock issued for consulting fees and services due to the new management team, our exit from the real estate business, and our entry into the energy business.

Revenues Year to Date by Geographic Section

All revenue from sales of crude oil and gas during the nine months ended September 30, 2006 were in the State of Texas.

Capital Resources and Liquidity

As shown in the consolidated financial statements, as of September 30, 2006, the Company had cash on hand of $0 compared to $132,935 at December 31, 2005. The Company had negative net cash flows from operations for the nine months ended September 30, 2006 of $403,800 compared to $356,964 for the same period in 2005 due to an increase in accrued interest, accounts receivable, inventory, prepaid expenses and security deposits.

The Company had negative cash flows from investing activities for the nine months ended September 30, 2006 of $4,453,403 compared to $176,000 in the same period in 2005 mainly due to investments in oil and gas leaseholds including expenditures for revitalization of the wells.

Cash inflows from financing activities during the nine months ended September 30, 2006 of $4,724,268 consisted of $4,540,000 of cash raised through the sales of Class B Convertible Preferred Stock and $184,268 in notes payable, compared to inflows of $539,696 from sales of common stock, Class B Convertible Preferred Stock and notes payable during the same period in 2005.


The Company had losses of $2,099,594 for the nine months ended September 30, 2006. In order for the Company to continue during the next twelve months we will need to secure approximately $1.5 million of debt or equity financing. We entered into an oral agreement to sell a portion of the stock and an overriding royalty interest in the leases of Company subsidiaries Catlin Oil and Gas, Inc. and Canyon Creek Oil and Gas, Inc. for the total sum of $2 million. as of September 30, 2006 we have received $500,000 of cash from the buyer we expect to close on this transaction in the fourth quarter of 2006. While we expect to raise the additional financing in the future, there can be no guarantee that we will be successful.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously described in
Item 1A to Part I of our Form 10-KSB/A filed on November 20, 2006.

ITEM 2. CHANGE IN SECURITIES

During the third quarter of 2006, we issued Nine Hundred (900) shares of our Class B Preferred stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 restricted shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of Nine Hundred Thousand Dollars ($900,000) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the third quarter of 2006, we issued 2,590,000 shares of our common stock to various consultants as payment for services rendered to the Company by such consultants. The Company recorded non-cash compensation charges for $133,810 related to the issuances. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Each of the consultants who received shares of our common stock in the above referenced transaction are accredited investors, as defined by Rule 501 of Regulation D, and have the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transactions referred to above were exempt transactions in accordance with the provisions of
Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

Preferred Stock Conversions

During the first quarter of 2006 we advised our stock transfer agent that any certificates representing shares of the 500 outstanding shares of our $.001 par value convertible preferred stock issued and dated prior to October 2003 (the "2003" Preferred Stock") that were surrendered by the holders thereof for conversion to shares of our common stock should be converted at a rate of 500,000 shares of common stock for each share of the 2003 Preferred Stock surrendered (a rate equivalent to the conversion rate of the preferred shares prior to any stock splits of our common stock). The outstanding shares of 2003 Preferred Stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance. No additional consideration is payable upon the conversion of the 2003 Preferred Stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of the 2003 Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. During the nine months ended September 30, 2006, approximately four hundred thirty-five
(435) shares of the 2003 Preferred Stock were converted into approximately 217,560,000 shares of our common stock in the manner described above.


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

Disposition of Assets by Canyon Creek Oil & Gas, Inc.


On April 6, 2006, Canyon Creek Oil & Gas, Inc. ("CCOG"), a Nevada corporation and a sixty-five percent (65%) owned joint venture subsidiary of the Company, and Avalon Oil and Gas, Inc. ("Avalon") entered into a Letter of Intent (the "LOI") pursuant to which Avalon agreed to acquire fifty percent (50%) of CCOG's working interest in the oil and gas leaseholds of CCOG described on Exhibit "A" to the LOI (the "Leaseholds"), for an aggregate purchase price of $75,000 in cash and 7,500,000 shares of Avalon's common stock. The LOI was intended to indicate Avalon's intention to proceed with a due diligence investigation of the Leaseholds and to negotiate with CCOG in good faith the complete final terms and conditions of a definitive asset purchase agreement. However, Avalon has subsequently completed its due diligence review of the Leaseholds to its satisfaction. As a result, the parties have effectively agreed to close the transaction under the terms of the LOI, and are proceeding to draft an operating agreement, pursuant to which CCOG will manage the Leaseholds.

In furtherance of the completion of the transaction outlined in the LOI, on April 24, 2006, Avalon issued and delivered 7,500,000 shares of its common stock to CCOG. On the date of sale May 1, 2006, the closing price of Avalon's common stock was $0.14 per share, less a 25% discount, giving the 7,500,000 shares issued to CCOG an aggregate market value of $787,500.

Furthermore, on April 27, 2006, CCOG received the $75,000 cash portion of the purchase price from Avalon. As a result, the total value received by CCOG in connection with the sale of fifty percent (50%) of its working interest in the Leaseholds was $862,500. On May 1, 2006, CCOG transferred and assigned to Avalon fifty percent (50%) of CCOG's working interest in the Leaseholds, which it had originally purchased for the total sum of $94,000.

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

(b) Reports on Form 8-K:

The following reports on Form 8-K have been filed during the quarter covered by this report:

On May 3, 2006, we filed a Current Report on Form 8-K, which disclosed that Canyon Creek Oil & Gas, Inc. ("CCOG"), a Nevada corporation and a sixty-five percent (65%) owned joint venture subsidiary of Universal Property Development and Acquisition Corporation (the "Registrant"), and Avalon Oil and Gas, Inc. ("Avalon") had entered into a Letter of Intent (the "LOI") pursuant to which Avalon agreed to acquire fifty percent (50%) of CCOG's working interest in the oil and gas leaseholds of CCOG described on Exhibit "A" to the LOI (the "Leaseholds"), for an aggregate purchase price of $75,000 in cash and 7,500,000 shares of Avalon's common stock.

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

Dated: November 20, 2006
UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION

                                        By: /s/ Kamal Abdallah
                                            ------------------------------------
                                              Kamal Abdallah
                                              President, Chief Executive Officer


Dated: November 20, 2006                By: /s/ Christopher McCauley
                                            ------------------------------------
                                              Christopher McCauley
                                              Vice-President, Secretary

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Report:

    Exhibit
     Number                    Description Of Document
    -------                    -----------------------

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