Form 10KSB/A
period 2005-12-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2006-11-21
CIK 923771

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

                         Commission file number: 0-25416

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Registrant's revenues for its most recent fiscal year ended December 31, 2005 were $28,965.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 30, 2006 was $15,810,998 based on the closing bid price of $0.18 per share as reported on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") operated by the National Association of Securities Dealers, Inc.

As of March 31, 2006, the registrant had 89,992,108 shares of common stock, par value $0.001 per share, outstanding.

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

The following table shows the current status of the work being done by CANYON on its leases and the current oil and gas production statistics for each of those leases:

                                                                              Oil         Natural Gas
        Site County     Total    Total    Wells                            Production      Production       Oil      Natural Gas
                        Acres    Wells    Online     Current Status        (bopm)(1)       (mcfgm)(2)     Purchaser   Purchaser
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- --------------
Coleman County (Hagler   915       16       7    Workover in progress           750         1,000        Sunoco     West Texas Gas
Field)                                                                                                              (WTG)
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- --------------
Archer County            960       17       11   Workover completed on        2,600    In the process    Sunoco
                                                 11 wells                              of building
                                                                                       gathering system
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- --------------
Palo Pinto County        614       28       0    Workover in progress           0             0
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- --------------
Victoria (Inez Field)    243       1        0    Workover completed -           0             0                     Duke Energy
                                                 connecting to sales
                                   line
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- --------------
Fayette County           80     1 (gas)     0    Workover scheduled for         0             0
(Giddings Field)                                 March
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- --------------
Young County (Prideaux   40        1        1    Workover completed -           60          4,500        Sunoco     Dynergy
Field)                                           Online
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- --------------
Starr County (Boyle      268       4        0    Workover scheduled for         0             0
Field)                                           April
---------------------- -------- -------- ------- ------------------------ ------------ ----------------- ---------- --------------
Total for 7 sites       3,120      68       17                                3,410         5,500


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

The following table summarizes our total net proved reserves as of December 31, 2005.

        Geographic Area      Oil      Natural Gas     Total
        --------------     -------    -----------   ---------
                            (Bbl)        (Mcf)
        Texas              310,928     6,274,966    6,585,894


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

As of March 31, 2006 we had an aggregate of 340,258 shares of our three classes of preferred stock outstanding, which are convertible, or will be convertible within the next twelve (12) months, into an aggregate of 358,245,520 shares of our common stock.

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

On August 4, 2005, the Company issued 80,000 shares of the company's Series A Convertible Preferred Stock to Kamal Abdallah for an aggregate purchase price of $800,000. Each share of the Preferred Stock is convertible into 1,000 shares of UPDA common stock. 53,334 shares of Mr. Abdallah's Preferred Stock are currently convertible, or are convertible into 80,000,000 shares of UPDA common stock. Mr. Abdallah paid for the shares of Preferred Stock by transferring securities owned by him with an aggregate market value of $800,000 to UPDA.

On August 4, 2005, the Company issued 20,000 shares of the company's Series A Convertible Preferred Stock to Christopher McCauley for an aggregate purchase price of $200,000. Each share of the Preferred Stock is convertible into 1,000 shares of UPDA common stock. 13,334 shares of Mr. McCauley's Preferred Stock are currently convertible, or are convertible into 20,000,000 shares of UPDA common stock. Mr. McCauley paid for the shares of Preferred Stock by transferring securities owned by him with an aggregate market value of $200,000 to UPDA.

In addition, as of March 31, 2006, we had 236,995 shares of our Procore Preferred Stock and 3,263 shares of our Class B Preferred Stock issued and outstanding. In the aggregate, these outstanding shares of Procore Preferred Stock and Class B Preferred Stock will be convertible within the next twelve
(12) months into 258,245,520 shares of our common stock. The issuance of such a substantial number of shares of our common stock, or the perception that such issuances will occur, may have a depressive effect on the market price of our common stock. Furthermore, such share conversions or the perception that such share conversions will occur, could also impair our ability to raise capital or make acquisitions through the issuance of our common stock. See the "Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters" section of this Annual Report at page 17 for a more detailed description of our capitalization.

The ownership of our voting capital stock is closely held, giving a small group of shareholders control of our company.

Approximately 44.2% of the outstanding voting shares of our capital stock are currently held by two (2) insider investors. See the "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" section of this Annual Report at page 32. Consequently, this small number of shareholders will be able to control the business decisions of our company, including, but not limited to, the election of the members of our Board of Directors.

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

                 Period                                       High Bid   Low Bid
                 ------                                       --------   -------

           1st Quarter 2004                                   $0.58       $0.20
           2nd Quarter 2004                                    0.28        0.10
           3rd Quarter 2004                                    0.10        0.05
           4th Quarter 2004                                    0.14        0.01

           1st Quarter 2005                                   $0.14       $0.04
           2nd Quarter 2005                                    0.05        0.01
           3rd Quarter 2005                                    0.88        0.25
           4th Quarter 2005                                    1.00        0.21

           1st Quarter 2006 (through                          $0.55       $0.17
           March 31, 2006)

As of March 31, 2006, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on our common stock were $0.178 and $0.18 respectively.

Record Holders

As of March 31, 2006, there were 385 holders of record of our common stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The beneficial owners of such shares are not known to us.

As of March 31, 2006, the shareholders list from our transfer agent shows that there were 89,992,108 shares of common stock outstanding. Of those shares, 2,781,429 shares, or 3 percent of our outstanding common stock, were owned by our officers and directors.

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

During the quarter ended December 31, 2005, we issued one thousand, two hundred and eighteen (1,218) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between Miramar and us. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 2,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of one million, two hundred and eighteen Thousand Dollars ($1,218,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the third quarter of 2005 the Company advised its stock transfer agent that it should convert certificates surrendered representing 102 shares of $.001 par value of Procore convertible preferred stock into common stock of the Company at a conversion rate of 200,000 free trading common shares per preferred share. These previously Rule 144 restricted preferred shares have been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the year ended December 31, 2005, 66 preferred shares were converted into approximately 13,200,000 shares of common stock under this arrangement.

During the fourth quarter of 2005 the Company advised its stock transfer agent that it should convert certificates surrendered representing 500 shares of $.001 par value of Procore convertible preferred stock into common stock of the Company at a conversion rate of 500,000 free trading common shares per preferred share. These previously restricted preferred shares have been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the year ended December 31, 2005, 25 shares of these preferred were converted into approximately 12,500,000 shares of common stock under this arrangement.

On February 13, 2006, we issued Eight Hundred and Ten (810) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 2,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of Eight Hundred and Ten Thousand Dollars ($810,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

On March, 2006, we issued nine hundred and eighty (980) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 2,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of nine Hundred and eighty Thousand Dollars ($980,000.00) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

Capitalization

As of March 31, 2006, we had 236,998 shares of our Procore Preferred Stock, issued and outstanding. The outstanding shares of Procore Preferred Stock are restricted shares that have been fully paid and outstanding for a period in excess of two years from their date of their issuance and, therefore, they cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. On or after June 30, 2006, each share of Procore Preferred Stock will be convertible into common stock based on the type of Procore Preferred Stock. As of March 31, 2006, 236,998 shares of our Procore Preferred Stock was outstanding and is convertible into 192,985,520 shares of our common stock, issuable upon the conversion of all the outstanding shares of Procore Preferred Stock. No additional consideration is payable upon the conversion of the Procore Preferred Stock to shares of our common stock. As described above, the holders of the shares of underlying common stock issued upon conversion of the Procore Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

As of March 31, 2006, we had 100,000 shares of our Class A Preferred Stock, issued and outstanding. The outstanding shares of Class A Preferred Stock are restricted shares and, therefore, they cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class A Preferred Stock is convertible into 10,000 shares of our common stock. Based upon 100,000 shares of Class A Preferred Stock being outstanding, an aggregate of 100,000,000 shares of our common stock are issuable upon the conversion of all the outstanding shares of Class A Preferred Stock. No additional consideration is payable upon the conversion of the Class A Preferred Stock to shares of our common stock. The holders of shares of our Class A Preferred Stock are entitled to vote those shares on an as converted basis in all matters for which our common stockholders are entitled to vote.

As of March 31, 2006, we had 3,263 shares of our Class B Preferred Stock, issued and outstanding. The outstanding shares of Class B Preferred Stock are restricted shares and, therefore, they cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. On or after April 1, 2007, each share of Class B Preferred Stock will be convertible into 2,000 shares of our common stock. Based upon 3,263 shares of Class B Preferred Stock being outstanding, an aggregate of 6,526,000 shares of our common stock will be issuable upon the conversion of all the outstanding shares of Class B Preferred Stock. No additional consideration is payable upon the conversion of the Class B Preferred Stock to shares of our common stock.

The following table sets forth our current capitalization and our capitalization on a fully diluted basis based upon our outstanding common and preferred stock as of March 31, 2006:


                                                   Common Shares
                                                   Issuable Upon                         Aggregate Common
                                                 Conversion of One                        Issuable Upon
  Class of Stock            Shares Outstanding     Share of Class    Date Convertible       Conversion
  -----------------------   ------------------   -----------------   -----------------   ----------------
  Procore Preferred Stock            364                500,000         June 30, 2006        182,000,000
  Procore Preferred Stock             36                200,000         June 30, 2006          7,200,000
  Procore Preferred Stock        236,595                     16         June 30, 2006          3,785,520
  Class A Preferred Stock        100,000                 10,000        August 3, 2007*       100,000,000
  Class B Preferred Stock         3,263                  2,000          April 1, 2007          6,526,000
  Common Stock                 89,992,108                N/A                N/A               89,992,108


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

Results of Operations

The following table sets forth selected operating data from the Canyon Creek Oil & Gas, Inc. joint venture for the periods indicated:

                                For the Years Ended December 31,
                                --------------------------------
                                           2005    2004
                                           ----    ----
Net production:
  Oil (Bbls)                               2,910     --
  Natural gas (Mcf)                        5,500     --
Net sales:
  Oil                                    $15,112    $--
  Natural gas                             13,853     --
Average sales price:
  Oil (per Bbl)                          $ 55.91    $--
  Natural gas (per Mcf)                    7.260     --
Production costs and expenses
  Lease operating expenses               $ 2,040    $--
  Production taxes                         1,754     --
  Depletion expense                       13,311     --


Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Oil and natural gas sales . During 2005, the Company entered into the oil and gas business by establishing the first of several joint ventures, Canyon Creek Oil & Gas, Inc. Oil and natural gas net sales revenue was approximately $29,000 in 2005, and none in 2004. Net oil sales were approximately $15,100 and net natural gas sales were approximately $13,900. This represents approximately one month of sales, in the future we expect our sales to be much higher as we continue to acquire more leases and have a full period of production.

Lease operating expenses . Our aggregate lease operating expenses include management fees of 7.5% of net operating revenues to USPX, the operator, for all production expenses. This amount was $2,040 for the year ended December 31, 2005.

Production taxes . Production taxes as a percentage of oil and natural gas sales were approximately 6 % during 2005 and none in 2004. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

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

Consulting Fees and Services. Consulting fees and services increased by $6,487,198 to $8,192,344 (of which $8,122,973 was non- cash) during 2005. This increase was primarily related to increases in compensation expenses associated with increased personnel required to administer our growth,

Debt Conversion Expense, Debt conversion expense in 2005 was $528,934 relating to the conversion of old liability and debt. In 2004 we did not have any such expense.

Interest expense. Interest expense, net increased $8,180 to $16,661 in 2005. The increase was due to higher amounts of debt being outstanding during the year in 2005.

Financial fee revenue, Financial fee revenue in 2005 was $65,000 related to a real estate transaction under the company old operating model. In 2004 there were no such revenues.

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

Net loss attributable to common stock holders increased to approximately $172,865,000 as compared to $1,761,000. The increased was primarily related to the changes in conversions of our unlettered preferred convertible stock and beneficial conversion related to our Series A preferred stock.

Liquidity and Capital Resources

Cash Requirements

The Company has incurred recurring operating losses since its inception, and as of December 31, 2005 had an accumulated deficit of approximately $28,350,000 and had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2006 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan. On February 13, 2006, the Company agreed to issue Eight Hundred and Ten (810) shares of its Class B Preferred Stock in exchange for $810,000 in cash. In March, 2006, the Company agreed to issue nine Hundred and eighty (980) shares of its Class B Preferred Stock in exchange for $980,000 in cash.

Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital.

Off-Balance Sheet Financing Arrangements

As of December 31, 2005 we had no off-balance sheet financing arrangements.

Operating Activities

From January 1, 2005 to December 31, 2005 compared to the twelve months ended December 31, 2004.Net cash used in operating activities was $513,027 for the year ended December 31, 2005. We had a net loss of $9,034,444 of which $8,122,973 was due to consulting fees and services related to the issuance of common shares or options to acquire such shares and $528,934 was due to loan conversion costs. We also had non-cash charges of $13,415 related to depreciation, amortization and depletion. In addition, cash used in operating assets and liabilities totaled $161,820 during the period ended December 31, 2005.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB/A (December 31, 2005), our Chief Executive Officer and General have each concluded that there was a material weakness in our internal controls.


A material control weakness is a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As of December 31, 2005, the management has identified that the Company has a material control weakness in its accounting for convertible preferred shares. The company did not account for the change old preferred "unlettered" shares to the proper conversion rate resulting in an induced conversion. The Company has now put procedures in place to properly account for the convertible preferred shares.

This material weakness impacted our ability to properly record and report our old unlettered preferred shares and common during the fiscal year 2005. However, the Company's management is actively engaged in remediation efforts to address this material weaknesses identified in our internal control.

The total net adjustments as a result of this weakness was approximately $163,846,000 to net loss attributable to common stockholders in the fiscal year ended December 31, 2005.

The Company's management believes that the Company has improved its disclosure controls and procedures and remedy the identified material weakness. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may not occur and not be detected

The changes in our internal control over financial reporting described above were implemented subsequent to the year ended December 31, 2005. There were no changes in our internal control over financial reporting identified in management's evaluation during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Steven Barrera - Regional Manager and Director.

For over 17 years, Mr. Barrera has performed large loss mitigation for insurance firms such as Lloyd's of London, AIG, Royal Insurance, CIGNA and USAA as well as for the United States Department of Agriculture and Department of Labor. Mr. Barrera also has over thirteen years experience in real estate development and construction. Mr. Barrera was appointed regional manager in January 2006 to oversee the operations of Canyon Creek Oil & Gas, Inc. in the state of Texas. Mr. Barrera holds a bachelors degree in marketing from St. Mary's University in San Antonio, Texas.

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

Director Compensation

Our outside directors currently do not receive any compensation for their roles as members of our Board of Directors and no director receives a salary as a director.

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

To our knowledge, and based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and 10% or greater beneficial owners were complied with, except that the following forms were filed:
Kamal Abdallah's Form 5 reporting his transactions in shares of our common stock, Christopher McCauley's Form 5 reporting his transactions in shares of our common stock and Steven Barrera's Form 5 reporting his ownership of 71,429 shares of our common stock at the time of his appointment to our Board of Directors.

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

                              Summary Compensation Table

                                             Annual Compensation
                                        ----------------------------
Name and Principal Position             Year     Salary       Bonus
                                        ----   ----------   --------

Kamal Abdallah (1)                      2005   $  208,048   $569,738
President and Chief Executive Officer
                                        2004   $     0.00   $   0.00
                                        2003   $     0.00   $   0.00

Christopher J. McCauley (2)             2005   $   50,000   $280,429
Vice-President and General Counsel
                                        2004   $     0.00   $   0.00
                                        2003   $     0.00   $   0.00

Steven Barrera (3)                      2005   $43,572.00   $   0.00
Regional Manager
                                        2004   $     0.00   $   0.00
                                        2003   $     0.00   $   0.00


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

(2) Mr. McCauley was not an officer or director of the registrant prior to July 2005 and, therefore, he did not receive any salary or bonuses from us prior to our 2005 fiscal year. Mr. McCauley's salary and bonus for the 2005 fiscal year were paid by us with $22,000 in cash and through the issuance to Mr. McCauley of an aggregate of 778,572 shares of our common stock which we valued on the dates of issuance at an aggregate of $308,429.

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

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2006, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; and
(iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

                          Shares of Common Stock Beneficially Owned (1)
                          ---------------------------------------------
          Name                        Number      Percent
-----------------------             ----------    -------
Kamal Abdallah                      55,474,000(2)  38.54%
Christopher J. McCauley             14,004,000(3)  13.47%
Steven Barrera                          71,429          *

All directors and
 executive officers                 69,549,429     44.22%(4)


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

(4) This percentage ownership of our common stock by our officers and directors is based upon 157,288,306 shares of our common stock being outstanding. The 157,288,306 common share number is computed by adding the 66,668,000 shares of our common stock that would be issued as a result of the conversion of the shares of Series A Preferred Stock held by Mr. Kamal and Mr. McCauley which have vested and are currently convertible, or which shall be convertible within 60 days, to the 9089,992,108 of our common stock that was outstanding as of March 31, 2006.

The percentages in the above table are computed based upon a total of 89,992,108 shares or common stock being outstanding on March 31, 2006.

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

     4.2 *@    Universal Property Development and Acquisition Corporation 2004 Stock Incentive Plan.

     10.1 #    Joint Venture Agreement dated November 17, 2005 by and between by and between US Production &
               Exploration, LLC, Universal Property Development and Acquisition Corp, and Triple Crown
               Consulting governing the formation and management of the joint venture entity Canyon Creek Oil
               & Gas, Inc.  Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 22, 2005.
     10.2 *    Joint Venture Agreement dated October 2005 by and between by and between Universal Property
               Development and Acquisition Corp, Triple Crown Consulting, Inc., RAKJ, Rene Kranvold and
               Masaood Group governing the formation and management of the joint venture entity West Oil &
               Gas, Inc.

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

     31.1 *    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     31.2 *    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     32.1 *    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

     32.2*     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

----------
# Incorporated herein by reference.
* Filed herewith. @ Management compensation agreement, plan or arrangement.

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

ITEM 14 - Principal Accountant Fees and Services

The firm of KBL, LLP formerly known as Kahn Boyd Levychin , LLP. has served as our independent auditors since October 2000. The Board of Directors selected KBL , LLP as our independent auditors for the fiscal year ending December 31, 2005, and the Audit Committee has selected KBL , LLP to serve in the same capacity for the fiscal year ending December 31, 2006. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

                              Fees and Independence

Audit Fees. KBL, LLP formerly Kahn Boyd Levychin , LLP billed us an aggregate of $ 64,826 and $34,710 for professional services rendered for the audit of our financial statements for the years ended December 31, 2005 and 2004, respectively, and its reviews of our financial statements included in our Form 10-QSB's for the first three quarters of 2005 and 2004.

Tax Fees. KBL, LLP formerly Kahn Boyd Levychin, LLP did not bill us for any tax related services, however the audit fees included the cost for our tax return preparation for the years ended December 31, 2005 and 2004.

All Other Fees. No other fees were billed by KBL, LLP formerly Kahn Boyd Levychin , LLP to us during 2005 or 2004.

The Audit Committee of the Board of Directors has determined that the provision of services by KBL , LLP described above is compatible with maintaining independence as our principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date April 17, 2006              UNIVERSAL PROPERTY DEVELOPMENT AND
                                 ACQUISITION CORPORATION

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

          Signature                         Title                   Date
          ---------                         -----                   ----


/s/ Kamal Abdallah            Chief Executive Officer,        November, 2006
---------------------------   President and Director
    Kamal Abdallah            (Principal Executive Officer)


/s/ Christopher J. McCauley   Vice-President, Secretary       November, 2006
---------------------------   and Director
   Christopher J. McCauley

/s/ Steven Barrera            Director                        November, 2006
---------------------------
   Steven Barrera

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Property Development and Acquisition Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America


As discussed in Note 21 to the financial statements, an error was made in the Company's originally issued financial statements for the year ended December 31, 2005 concerning the recording of "Unlettered Convertible Preferred Stock" converted to common stock during the year ended December 31, 2005. In addition, the financial statements for that period did not reflect preferred stock dividends resulting from beneficial conversion features associated with Series A for $1,000,000, and including an induced conversion of "Unlettered" preferred stock convertible into common stock of $162,830,529.

Correction of the aforementioned items has resulted in an $88 increase in the amount recorded for preferred stock in the equity section at December 31, 2005, have resulted in an increase of $162,830,529 in the Company's Accumulated Deficit attributed to the recording of stock dividends on various classes of convertible preferred stock either issued in the current year or whose conversion features were changed during the current year. These corrections also resulted in an increase in additional paid-in capital of the Company in the amount of $162,830,441. The errors and corrections thereof did not affect originally reported net loss.

In addition to the restatements described in the preceding two paragraphs, Note 20 concerning events subsequent to the Company financial statements date have been restated to reflect updated information concerning the ultimate disposition of an $1,000,000 investment in certain preferred stock the Company had received from a principal officer/shareholder of the Company during the year ended 2005 and subsequently sold at no gain or loss to the Company for $1,000,000 in cash. Finally, the 2005 financial statements have been restated to reflect updated information concerning litigation commenced subsequent to the original issuance date of the financial statements involving a joint venture partner that performed workovers on leases included in the cost of Company Oil and Gas Property Assets.

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


KBL, LLP
Certified Public Accountants and Advisors

New York, NY


April 14, 2006, except for the effects of financial statement restatements described in Notes 3, 11, 13, 20 and 21, as to which the dates are November 20, 2006, for change in conversions of unlettered convertible preferred stock to common stock and beneficial conversion features related to preferred stock and the ultimate disposition of the Company's investment in preferred stock of another public entity in consideration for cash by an officer/stockholder of the Company.

        UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    December 31, 2005 (As Restated) and 2004


                                                                                    2005            2004
                                                                               -------------   ------------
                                                                               (As Restated-
                                                                                See Note 21)
ASSETS
  Current:
     Cash                                                                      $     132,935   $      3,651
     Marketable securities                                                         1,000,000
     Accounts receivable- oil and gas sales                                           13,137
     Security deposits                                                                   672
     Unsecured bridge loan receivable, including accrued interest
         receivable of 4,735 in 2004                                                                304,735
                                                                               -------------   ------------
  Total current assets                                                             1,146,744        308,386
                                                                               -------------   ------------

  Property and Equipment
     Oil and gas properties, using Full Cost Accounting
         Subject to amortization                                                   1,311,546
         Not subject to amortization                                                 623,860
                                                                               -------------   ------------
                   Gross                                                           1,935,406
        Accumulated depletion                                                        (13,311)
                                                                               -------------   ------------
                    Net                                                            1,922,095
     Office equipment, at cost, net of accumulated depreciation of 104                 2,391
                                                                               -------------   ------------
                    Property and equipment, net                                    1,924,486
                                                                               -------------   ------------

   Total assets                                                                $   3,071,230   $    308,386
                                                                               =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
     Accounts payable and accrued expenses                                     $     485,544   $    375,612
     Notes payable                                                                   161,413        592,448
     Due to USPX                                                                       2,041
     Income taxes payable                                                              2,219          6,763
  Total current liabilities                                                          651,217        974,823

                                                                               -------------   ------------
  Total liabilities                                                                  651,217        974,823
                                                                               -------------   ------------

  35% minority interest in Canyon Creek Oil and Gas, Inc. subsidiary                 609,691

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, 2,000,000,000 shares $.001 par value authorized,
     32,964,256 and 398,454 shares issued/to be issued and
     outstanding in 2005 and 2004, respectively                                       32,964            398
 "Unlettered" Convertible preferred stock, 500,000,000 shares $.001 par value authorized, 237,106 as restated (Note 21) and 237,197 shares issued and outstanding
     in 2005 and 2004, respectively                                                      237            237
  Class A convertible preferred stock, 100,000 shares $10.00 par value authorized, 100,000 and - shares issued and outstanding in
     2005 and 2004, respectively                                                   1,000,000
  Class B preferred stock, 1,473 shares $1,000.00 face value authorized, 1,473, as restated (Note 21) and - shares issued and to be
     issued in 2005 and 2004, respectively                                         1,473,000
  Additional paid-in capital, as restated in 2005 (Note 21)                      189,011,741     16,505,575
  Accumulated deficit as restated in 2005 (Note 21)                             (189,707,620)   (16,842,647)
  Less: stock subscription receivable                                                              (330,000)
                                                                               -------------   ------------
  Total stockholders' equity (deficit)                                             1,810,322       (666,437)
                                                                               -------------   ------------
Total liabilities and stockholder's equity (deficit)                           $   3,071,230   $    308,386
                                                                               =============   ============

See registered independent auditor report and notes to the financial statements

       UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
                     Consolidated Statements of Operations
          For the years ended December 31, 2005 (As Restated) and 2004


                                                                             2005          2004
                                                                        -------------   -----------
                                                                        (As Restated-
                                                                         See Note 21)
Revenue - sales of crude oil and gas                                    $      28,965   $        --
Cost of goods sold, including depletion of $13,311                             17,105            --
                                                                        -------------   -----------
Gross profit                                                                   11,860            --
                                                                        -------------   -----------
Operating expenses:
   Consulting fees and services, including $8,122,973 in 2005 and $1,371,450 in 2004 incurred through issuance of
      common shares or options to acquire such shares                       8,192,344     1,705,146
   General and administrative                                                 355,547        69,049
   Depreciation                                                                   104
Total operating expenses                                                    8,547,995     1,774,195
Loss from operations                                                       (8,536,135)   (1,774,195)
                                                                        -------------   -----------
Other income (expense)
   Debt conversion expense                                                   (528,934)           --
   Interest expense, net                                                      (16,661)       (8,481)
   Gain on write off of liabilities no longer due and payable, including $37,250 in 2004 related to liability partly settled
      through issuance of common shares                                         6,801        37,250
   Loss on impairment of investment acquisition costs                         (21,355)      (15,000)
   One-time financial fee earned in Company abandoned arrangement to
     provide long-term construction/development financing                      65,000
                                                                        -------------   -----------
Total other (expense) income                                                 (495,149)       13,769
                                                                        -------------   -----------
Loss before provision for income taxes                                     (9,031,284)   (1,760,426)
Provision for income taxes (current)                                              800           800
                                                                        -------------   -----------
Net loss before minority interest                                          (9,032,084)   (1,761,226)
Add, 35% minority interest in net income of Canyon Creek Oil and Gas,
   Inc. subsidiary                                                              2,360            --
                                                                        -------------   -----------
Net loss after minority interest                                        $  (9,034,444)  $(1,761,226)
                                                                        =============   ===========
Preferred stock dividend resulting from
beneficial feature associated with Series A
being convertible to common stock                                          (1,000,000)           --
Preferred stock dividend resulting from the change
in conversion feature associated with unlettered preferred stock
being convertible to common stock, as restated (Note 21)                 (162,830,529)           --
                                                                        -------------   -----------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                               $(172,864,973)  $(1,761,226)
                                                                        =============   ===========
Basic  net loss attributable to common stockholders per
  weighted-average shares common stock Outstanding                      $       (1.55)  $    (16.94)
                                                                        =============   ===========
 Diluted net loss per share attributable to common
  stockholders As restated, Note 21                                     $      (16.46)  $    (16.94)
                                                                        =============   ===========
Weighted-average number of shares of common stock outstanding              10,504,859       103,985
                                                                        =============   ===========

See registered independent auditor report and notes to the financial statements.

        UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)
          (As Restated) For the Years Ended December 31, 2005 and 2004


                                                           (Shares)       (Shares)
                                                                         Preferred
                                                                          Stock(As
                                                                        Restated in                  Preferred Stock(As
                                                                          2005-See                      Restated in
                                                         Common Stock     Note 21)    Common Stock    2005-See Note 21)
                                                         ------------   -----------   ------------   ------------------
Balance at December 31, 2003 (adjusted for 100:1
  reverse split)                                               35,784      237,197      $    36         $      237
Company common stock options issued
   for consulting fees and services
     incurred by Company
Company common shares issued for
   consulting fees and services incurred
      by Company                                              120,450                       120
Shares issued in settlement of
  Liabilities                                                  20,000                        20
Common shares sold/not yet
  issued to investors
Restricted shares issued to subscribing
  investor in transaction involving
    pending real estate acquisition by
       Company (*)                                            222,220                       222
Net loss
                                                           ----------      -------      -------          ---------
Balance at December 31, 2004                                  398,454      237,197          398                237
                                                           ----------      -------      -------          ---------
Unlettered Convertible Preferred shares
 with induced conversion feature converted
 into common shares, as restated (Note 21)*                25,855,000          (91)       25,855                --
Class B convertible preferred stock
  to be issued for cash received by Company (Note 21)*                       1,473                       1,473,000
Preferred stock dividend resulting from
 Change in conversion feature associated with
 certain Unlettered Convertible Preferred
Common stock issued for cash                                  133,333                       133
Common stock issued for services                            5,136,750                     5,137
Common shares issued for investment in
  oil and gas exploration and development
     joint venture                                            100,000                       100
Common shares issued for consulting
  services in connection with oil and gas
    exploration and development joint venture                 500,000                       500
Common stock issued in settlement of
   Liabilities                                              1,062,939                     1,063
Cancellation of common shares returned
   on unwinding of prior real estate
       acquisition transaction (*)                           (222,220)                     (222)
Class A convertible preferred stock
   issued in exchange for investment in
     preferred series B restricted stock                                   100,000                       1,000,000
Preferred stock dividend resulting
   from beneficial feature associated
     with Series A being convertible to
      common stock*
Net loss
                                                           ----------      -------      -------          ---------
Balance at December 31, 2005, As restated (Note 21)        32,964,256      338,579       32,964          2,473,237
                                                           ==========      =======      =======          =========


                                                                           Accumulated
                                                                            Deficit(As
                                                       APIC(As Restated    restated in         Stock
                                                          in 2005-See       2005-See       Subscription
                                                           Note 21)          Note 21)       Receivable       TOTAL
                                                       ----------------   -------------   -------------   ----------
Balance at December 31, 2003 (adjusted
  for 100:1 reverse split)                                  14,737,892      (15,081,421)           --      (343,256)
Company common stock options issued
   for consulting fees and services
     incurred by Company                                        93,500                                       93,500
Company common shares issued for
   consulting fees and services incurred
      by Company                                             1,265,905                                     1,266,025
Shares issued in settlement of
  Liabilities                                                   18,000                                        18,020
Common shares sold/not yet
  issued to investors                                           62,500                                        62,500
Restricted shares issued to subscribing
  Investor in transaction involving
    pending real estate acquisition by
       Company (*)                                             327,778                       (330,000)        (2,000)
Net Loss                                                                     (1,761,226)                  (1,761,226)
                                                           -----------    -------------      --------     ----------
Balance at December 31, 2004                                16,505,575      (16,842,647)     (330,000)      (666,437)
                                                           ===========    =============      ========     ==========
Unlettered Convertible Preferred shares
 with induced conversion feature converted
  into common shares, as restated (Note 21)*                   (25,855)
Common stock issued for cash                                   199,867                                       200,000
 Change in conversion feature associated
  with certain unlettered preferred stock                  162,830,529     (162,830,529)
Common stock issued for services                             7,636,723                                     7,641,860
Common shares issued for investment in
  oil and gas exploration and development
     joint venture                                              54,900                                        55,000
Common shares issued for consulting
  services in connection with oil and gas
    exploration and development joint
      Venture                                                  264,500                                       265,000
Common stock issued in settlement of
   Liabilities                                                 875,280                                       876,343
Cancellation of common shares returned
   on unwinding of prior real estate
       acquisition transaction (*)                            (329,778)                       330,000
Class A convertible preferred stock
   issued in exchange for investment in
     preferred series B restricted stock                                                                   1,000,000
Preferred stock dividend resulting
   from beneficial feature associated
     with Series A being convertible to
     common stock*                                           1,000,000       (1,000,000)
Net loss                                                                     (9,034,444)                  (9,034,444)
                                                           -----------     ------------      --------     ----------
Balance at December 31, 2005, As restated (Note 21)        189,011,741     (189,707,620)           --      1,810,322
                                                           ===========     ============      ========     ==========

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
                                                                              ===========   ===========


See registered independent auditor report and notes to the financial statements.

        UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

                 For the Years Ended December 31, 2005 and 2004

                                                                         2005      2004
                                                                       --------   -----
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Write-off of bridge loan receivable                                  $300,000    $ --
    Gain on write off of liabilities no longer due and payable
    attributed to unwinding of related loans from and to the Company      1,000      --
                                                                       --------    ----
  Write-off of note payable                                            $301,000    $ --
                                                                       ========    ====
Non-cash financing activity:
    Fair market value of 100,000 shares of common stock issued in connection with investment in oil &gas
       exploration and development joint venture                       $ 55,000    $ --


See registered independent auditor report and notes to the financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 1 - BASIS OF PRESENTATION - Going concern (As Restated)

The Company has incurred recurring operating losses since its inception, and, as of December 31, 2005, had an accumulated deficit of approximately $189,708,000, as restated. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Basic and Diluted Loss per Share (As Restated)

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants, and options convertible into an aggregate of approximately 350,365,000 and 6,116,000 of common shares as of December 31, 2005 and 2004, respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

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

On March 24, 2006, Donald Orr resigned from all of his positions as an officer and member of the Board of Directors of Canyon Creek Oil & Gas, Inc. Donald Orr is a member of USPX. USPX was the sole operator of Canyon Creek Oil & Gas, Inc's oil fields. In the second quarter of 2006, Don Orr commenced a lawsuit against Canyon Creek to which the Company responded and is countersuing. The details and current status of the lawsuits is more fully described under Note -14 subsequent events under the caption "litigation". As of September 30, 2006 UPDA did not accrue any costs related to this matter because the Company believes the suit is without merit. As a result of the litigation, USPX is no longer the operator, leaving Canyon Creek without a licensed field operator in the second quarter. The Company operated the wells without a field operator's license until October 2006.

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

On May 3, 2006, the Company filed articles of incorporation for its new wholly owned-subsidiary UPDA Operators, Inc. ("UPDA-O"). UPDA-O was formed to manage all of the Company's oil and gas well operations. Upon filing its P-5 Organization Report, UPDA Operators, Inc. will be authorized to operate over 150 wells that the Company owns through its subsidiaries. UPDA-O will assume all responsibility for the maintenance and pumping of the Company's oil and gas wells, manage the reporting and sales of the expanding production, post the necessary bonds with the Texas Railroad Commission and provide adequate insurance for the fields which it will operate. On August 9, 2006, the Railroad Commission of Texas approved UPDA-O's P-5 Organization Report and now UPDA-O is the sole operator of all the oil and gas wells covered by the Company's leases. In October 2006 UPDA-O received its P-4 to become the operator of record for Canyon Creek.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 3 - INVESTMENT IN OIL & GAS DEVELOPMENT JOINT VENTURE (CONTINUED)

Summary of leasehold rights acquired as of December 31, 2005

The acquisition cost of the above leases was allocated to the assets acquired and the liabilities assumed as follows:

Oil and gas properties subject to amortization       $1,311,546
Oil and gas properties not subject to amortization      623,860
Asset retirement obligation                                  --
                                                     ----------
     Net assets acquired                             $1,935,406
                                                     ==========

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

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation:

                                          December 31,   Estimated Useful
                                              2005            Lives
                                          ------------   ----------------

          Office equipment                    2,495           5 years
                                          ------------
                                              2,495
          Less accumulated depreciation        (104)
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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 8 - NOTES PAYABLE

At December 31, 2005 and 2004, notes payable, none of which require periodic regular payments of either principal or interest, are explicated below:

                                                                                  December   December
                                                                                  31, 2005   31, 2004
                                                                                  --------   --------
Unsecured non-interest bearing notes payable due on demand by Company to
Bashiruddin Usama, a former Company Chief Executive Officer and President and still significant Company shareholder as a result of a management change
subsequent to December 31, 2004 (See Notes 13 and 14)                             $     --   $ 13,817

Unsecured non-interest bearing notes payable due on demand by Company to
Charles W. Harper, a former Company Treasurer and Director and still Company shareholder as a result of a management change subsequent to December 31,
2004 (See Notes 13)                                                                     --     28,762

Unsecured non-interest bearing notes payable due on demand by Company to Fred
Harris, a minor Company shareholder (See Note 13)                                       --    106,731

Unsecured non-interest bearing notes payable due on demand by Company to Robert
Gilmore, a minor Company shareholder (See Note 13)                                      --      5,421

Unsecured notes payable due on demand by Company to Katherine Betts, a minor
Company shareholder, of which $20,000 bears interest at 11% per annum.
(See Note 13)                                                                       80,000     80,000

Unsecured non-interest bearing notes payable due on demand by Company to
Kamal Abdallah, Company Chief Executive Officer and President and significant
Company shareholder                                                                 64,696         --
                                                                                  --------   --------

Subtotal, notes payable, related parties                                           144,696    234,731

Unsecured 18% interest bearing balloon note payable originally due November
30, 2004 to Bereishis Investment Group, LLC, with interest at a default rate thereafter of 24% per annum. The note holder is a shareholder in the Company to whom the bridge loan receivable of $300,000 described in Note 15 and 18 was
made.                                                                                   --    301,000

Unsecured non-interest bearing notes payable due on demand by Company to Hunter
Covington                                                                               --     40,000

Unsecured 8% note payable on demand                                                  6,000      6,000

Other unsecured non-interest notes payable on demand                                10,717     10,717
                                                                                  --------   --------
Total notes payable, excluding interest                                           $161,413   $592,448
                                                                                  ========   ========

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 9 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                  December    December
                                                  31, 2005    31, 2004
                                                -----------  -----------
                                                             As restated
                                                              (Note 25)
       Deferred tax asset:
              Net operating loss carryforward   $ 6,468,683  $ 4,210,662
              Valuation allowance                (6,468,683)  (4,210,662)
                                                -----------  -----------
       Net deferred tax asset                   $        --  $        --
                                                ===========  ===========

The Company incurred no federal income tax expense for the years ended December 31, 2005 and 2004, and utilized no tax carryforward losses. The Company incurred $800 and $800 of state income tax expense for years ended December 31, 2005 and 2004, respectively.

The Company has a net operating loss carryover of approximately $25,874,731 to offset future income tax. The net operating losses expire as follows:

             December 31, 2009   $1,431,255
                    2010            947,760
                    2011          1,269,670
                    2017            885,291
                    2019          2,289,386
                    2020          2,671,128
                    2021          3,736,141
                    2022            850,127
                    2023          1,001,233
                    2024          1,760,656
                    2025          9,032,084


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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 11 - INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY (AS RESTATED - SEE NOTE 21)

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

Substitution of Siteworks B Preferred Stock with $1 million

During the month of June 2006, the Company deposited an aggregate of $1,000,000 it received from Mr. Abdallah in consideration for the Company's assignment of the 100,000 Convertible Preferred Series B stock back to him, resulting in no gain or loss to the Company on the preferred shares. This substitution of cash occurred a year after the original transfer of Abdallah's 1,000,000 shares of his Siteworks Convertible Preferred Series B stock to the Company. The transaction was memorialized in an agreement between the Company and Mr. Abdallah dated July 18, 2006 and approved by its two other members of the Board of Directors. (See Note 13 - "Equity Transactions" concerning the fair value of beneficial conversion feature related to the Company's Series A convertible preferred stock received by Mr. Abdallah on August 4, 2005 in conjunction with the original Siteworks preferred stock transfer).

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (AS RESTATED-SEE NOTE 21)

Chronological Listing of Common and Preferred Stock Equity Transactions

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (AS RESTATED-SEE NOTE 21) (CONTINUED)

Chronological Listing of Common and Preferred Stock Equity Transactions
(Coninued)

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (AS RESTATED-SEE NOTE 21) (CONTINUED)

Chronological Listing of Common and Preferred Stock Equity Transactions (Continued)

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (AS RESTATED-SEE NOTE 21) (CONTINUED)

Chronological Listing of Common and Preferred Stock Equity Transactions (Continued)

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

On September 30,2005 the Company agreed to issue 255 shares of Class B convertible preferred stock ("Class B Preferred") with a $1,000 face value to Bratenahl Estates Development, LLC in consideration of $255,000 in cash. One share of Class B Preferred is convertible into 2,000 shares of Common Stock, which would equate to 510,000 common shares if the entire 255 preferred shares were converted. The 255 preferred shares or common stock converted there under are subject to Rule 144 restrictions. The Company received the entire $255,000 in cash during the third quarter. The 255 shares of Class B Preferred Stock certificates were issued to Bratenahl during the first quarter of 2006.

See independent auditor's report.

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

In December 2005 the Company agreed to issue 1,218 shares Class B Preferred stock in exchange for an investment of $1,218,000 from Miramar Investments, Inc. pursuant to a previously executed investment agreement. The stock certificates were issued during the first quarter of 2006.

On December 30, 2005, the Company issued 135,000 shares of free-trading common stock to Hunter Covington in settlement of notes payable totaling $40,000. Accordingly, the Company recorded a non-cash debt conversion gain of $14,350, based on the difference between the prices of the shares on the date of their issuance in excess of face value of the debt obligation.

See independent auditor's report.

NOTE 8 - EQUITY TRANSACTIONS -- CONTINUED (AS RESTATED-SEE NOTE 21)

Chronological Listing of Common and Preferred Stock Equity Transactions - Continued


Preferred Stock, Beneficial Conversion Features, and Change in Conversions made into Common Stock (As Restated-See Note 21)

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

Management of the Company considers the conversion of the "Unlettered Convertible Preferred" shares to Bratenahl as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered stockholder. The difference between the original conversion feature and the fair market value on the commitment date (July 29, 2005) of the Company's common stock (20,400,000) was $12,850,972. .
Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the third quarter of 2005 of $12,850,972.

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

During the third quarter and fourth quarter ended December 31, 2005, a block of representing 66 out of the 102 "unlettered" convertible preferred shares were converted by Bratenahl into approximately 13,200,000 shares of common stock. Recording of the conversion of the 66 shares into common stock resulted in crediting "Common Stock" within "Shareholders' Deficiency" for $13,225 at its par value and a corresponding charge against "Additional Paid-in Capital" in the same amount, since the par value of the "Unlettered Convertible Preferred" shares was nominal.

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

During the fourth quarter of,2005 the Company agreed to issue 1,218 shares of Class B convertible preferred stock ("Class B Preferred") with a $1,000 face value to Miramar Investment in consideration of $1,218,000 in cash. One share of Class B Preferred is convertible into 2,000 shares of Common Stock, which would equate to 2,436,000 common shares if the entire 1,218 preferred shares were converted. The 1,218 preferred shares or common stock converted there under are subject to Rule 144 restrictions. The Company received the entire $1,218,000 in cash during the fourth quarter of 2005. The 1,218 shares of Class B Preferred Stock certificates were issued to Miramar during the first quarter of 2006.

Management of the Company considers the conversion of the "Unlettered Convertible Preferred" shares to Miramar as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered stock holder. The fair market value on the commitment date (October 10, 2005) of the Company's common stock (249,967,000) was valued at $149,980,200. Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the fourth quarter of 2005 for $149,980,200

Miramar is a division of DVD Construction, Inc. a privately held company domiciled in the British Virgin Islands. DVD Construction, Inc. is in the business of construction, real estate development and, through Miramar, investments. Neither DVD Construction, Inc. nor Miramar is related to the Company through common officers, directors, shareholders, key employees, family members or business relationships through other entities.

During the quarter ended December 31, 2005, a block of representing 25 out of the 500 "unlettered" convertible preferred shares were converted by Miramar into approximately 12,500,000 shares of common stock. Recording of the conversion of the 25 shares into common stock resulted in crediting "Common Stock" within "Shareholders' Deficiency" for $12,630 at its par value and a corresponding charge against "Additional Paid-in Capital" in the same amount, since the par value of the "Unlettered Convertible Preferred" shares was nominal.

As discussed above under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As described under Preferred Stock, Beneficial Conversion Features, and Conversions made into Common Stock, at least 66,668 shares of the preferred stock may be converted into common stock on or after October 3, 2005, which equate to 66,668,000 shares of common stock. As of November 14, 2006, none of these preferred shares have as yet been converted to common stock. If these preferred shares had been converted to common stock as of December 31, 2005 Kamal Abdallah and Christopher McCauley, as officers of the Company would control 27% of the ownership of the Company common stock, while Bratenahl would control 2% and Mirimar would control 63%.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (RESTATED) (CONTINUED)

Preferred Stock Conversions (As Restated-See Note 21)

During the third quarter of 2005 the Company advised its stock transfer agent that it should convert certificates surrendered representing 102 shares of $.001 par value "unlettered" convertible preferred stock into common stock of the Company held by Bratenthal at a conversion rate of 200,000 free trading common shares per preferred share (20,400,000 shares of common stock on a fully basis converted). These previously Rule 144 restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the year ended December 31, 2005, a block of 66 , as restated, of these "unlettered" convertible preferred shares were converted into approximately 13,200,000, as restated, shares of common stock under this arrangement.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

NOTE 13 - EQUITY TRANSACTIONS (RESTATED) (CONTINUED)

Preferred Stock Conversions (As Restated-See Note 21) (Continued)
During the fourth quarter of 2005 the Company advised its stock transfer agent that it should convert certificates surrendered representing 500 shares, as restated, of $.001 par value unlettered convertible preferred stock held by Miramar into common stock of the Company at a conversion rate of 0.002, (250,000,000 shares of common stock on a fully converted basis). These previously restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the year ended December 31, 2005, 25 shares, as restated, of these preferred were converted into approximately 12,500,000 shares, as restated, of common stock under this arrangement.

A total of 91 shares of unlettered convertible preferred stock, as restated, were converted into 25,855,000 shares of common stock, as restated, during the year ended December 31, 2005, valued at $25,855, based on the conversions described in the two preceding paragraphs - See Note 21.

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

At December 31, 2005 the Company is committed as follows, under the agreements:

Years ending December 31:

                  2006    $  330,000
                  2007       270,000
                  2008       270,000
                  2009       202,500
                          ----------
                  Total   $1,072,500
                          ==========

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

NOTE 20- SUBSEQUENT EVENTS (AS RESTATED - SEE NOTE 21)

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

SALE OF SITEWORKS CONVERTIBLE STOCK TO MR. ABDALLAH

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

In March, 2006, the Company agreed to issue nine hundred and eighty (980) shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $980,000 in cash.

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

See independent auditor's report.

Substitution of Siteworks B Preferred Stock with $1 million

During the month of June 2006, the Company deposited an aggregate of $1,000,000 it received from Mr. Abdallah in consideration for the Company's assignment of the 100,000 Convertible Preferred Series B stock back to him, resulting in no gain or loss to the Company on the preferred shares. The transaction was memorialized in an agreement between the Company and Mr. Abdallah dated July 18, 2006 and approved by its two other members of the Board of Directors.(as restated- see Note 3, in particular "Substitution of Siteworks B Preferred Stock with $1 million").

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

NOTE 21 - RESTATEMENT OF CURRENT YEAR'S FINANCIAL INFORMATION

An error was made in the Company's originally issued financial statements for the year ended December 31, 2005 concerning the recording of "Unlettered Convertible Preferred Stock" converted to common stock during the year ended December 31, 2005. In addition, the financial statements for that period did not reflect preferred stock dividends resulting from beneficial conversion features associated with Series A preferred stock and Changes in Conversions of Unlettered" preferred stock convertible into common stock of $163,830,529.

Corrections of aforementioned items described in the preceding paragraph, and as discussed in Note 21 to the financial statements, an $88 error was made in the Company's recording of unlettered convertible preferred shares converted during the year ended December 31, 2005 into common stock. In addition, the Company's financial statements for that year did not reflect a $163,830,529 beneficial conversion dividend. Correction of the aforementioned items has resulted in an $88 increase in the amount recorded for preferred stock in the equity section at December 31, 2005, have resulted in an increase of $163,830,529 in the Company's Accumulated Deficit attributed to the recording of stock dividends on various classes of convertible preferred stock , the corrections also resulted in an increase in additional paid-in capital of the Company in the amount of $163,830,529. The errors and corrections thereof did not affect originally reported net loss.

See independent auditor's report.

The transactions for which the corrections discussed in the preceding paragraph were made are properly described in Note 13 - Equity Transactions (As Restated).

In addition to the restatements described in the preceding three paragraphs NOTE 3 entitled "INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY" and Note 14 entitled "SUBSEQUENT EVENTS" have been restated to reflect updated information concerning the ultimate disposition of an investment in certain preferred stock the Company has received from Kamal Abdallah during the year ended 2005.

The transactions for which the corrections discussed in the preceding paragraphs were made are properly described in Note 13- Equity Transactions and Note 20 - Subsequent Events (As Restated).

Certain other Notes to the financial statements have also been restated for minor corrections of facts determined after the original 10KSB for the year ended December 31, 2005, was filed.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2005 and 2004

     SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31, 2005
Unproved oil and gas properties                               $  110,000
Proved oil and gas properties                                  1,825,406
Drilling advances on uncompleted projects                             --
Support and office equipment                                          --
                                                              ----------
Total capitalized costs                                        1,935,406
Less accumulated depreciation and amortization                   (13,311)
                                                              ----------
Net Capitalized Costs                                         $1,922,095
                                                              ==========

Costs Incurred in Oil and Gas Producing Activities

For the Year Ended December 31, 2005
Acquisition of proved properties                                 680,031
Acquisition of unproved properties                               110,000
Exploration costs                                                     --
Development costs                                              1,145,375
Acquisition of support and office equipment                           --
Asset retirement costs recognized according to SFAS No. 143           --
                                                              ----------
Total Costs Incurred                                          $1,935,406
                                                              ==========

Results of Operations from Oil and Gas Producing Activities - The Company's results of operations from oil and gas producing activities are as follows. Income taxes are based on statutory tax rates, reflecting allowable deductions.

For the Year Ended December 31, 2005
Oil and gas revenues                          $ 28,965
Production costs                                (2,040)
Production taxes                                (1,754)
Depreciation and amortization                  (13,311)
General and administrative expense                  --
                                              --------
Results of operations before income taxes       11,860
Provision for income taxes                          --
                                              --------
Results of Oil and Gas Producing Operations   $ 11,860
                                              ========


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

      For the Year Ended December 31, 2005
                                                    Oil (1)     Gas (1)
                                                  ----------   ---------
      Proved Developed and Undeveloped Reserves
      Beginning of year                                   --          --
      Purchases of minerals in place                 313,838   6,280,466
      Improved recovery and development                   --          --
      Production                                      (2,910)     (5,500)
      Revision of previous estimate                       --          --
                                                  ----------   ---------
      End of year                                    310,928   6,274,966
                                                  ==========   =========
      Proved Developed at end of year                     60       4,500

1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

      Standardized Measure of Discounted Cash Flows

      December 31, 2005
      Future cash flows                                        $ 59,400,101
      Future production costs                                    (1,581,395)
      Future development costs                                   (2,271,702)
      Future income taxes                                       (13,886,752)
                                                               ------------
      Future net cash flows                                      41,660,252
      10% annual discount for estimated timing of cash flows    (14,097,237)
                                                               ------------
      Standardized Measure of Discounted Cash Flows            $ 27,563,015
                                                               ============

                                      F-27

See independent auditor's report.