Form 10QSB/A
period 2006-03-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2006-11-21
CIK 923771

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)

                                  FORM 10-QSB/A
                        THREE MONTHS ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       -----
PART I -    FINANCIAL INFORMATION

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

            Consolidated Statements of Operations - For the Three Months Ended
            March 31, 2006 and March 31, 2005                                           F-2

            Consolidated Statement of Changes in Stockholders' Equity as of
            March 31, 2006                                                              F-3

            Consolidated Statements of Cash Flows - For the Three Months Ended
            March 31, 2006 and March 31, 2005                                           F-4

            Notes to the Consolidated Financial Statements                              F-5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      F-21

Item 3.     Controls and Procedures                                                    F-24

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                                          F-24

Item 2.     Change in Securities                                                       F-24

Item 3.     Defaults upon Senior Securities                                            F-25

Item 4.     Submission of Matters to a Vote of Security Holders                        F-25

Item 5.     Other Information                                                          F-25

Signatures                                                                             F-28

Certification                                                                          F-30

Exhibits                                                                               F-29

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Balance Sheets

                                                            March 31, 2006    December 31,2005
                                                             (As Restated,     (As Restated,
                                                              Note 20)           (Note 20)
                                                           ---------------    ----------------
ASSETS
  Current Assets:
    Cash                                                    $     291,482      $     132,935
    Marketable securities                                       1,000,000          1,000,000
    Accounts receivable - oil and gas sales                        45,599             13,137
    Other current assets                                            7,828                672
                                                            -------------      -------------
Total current assets                                            1,344,909          1,146,744
                                                            -------------      -------------
Property and Equipment:
   Oil and gas properties, using full cost accounting
     Subject to amortization                                    1,547,161          1,311,546
     Not subject to amortization                                1,697,906            623,860
                                                            -------------      -------------
        Gross oil and gas properties                            3,245,067          1,935,406
   Accumulated depletion                                          (18,093)           (13,311)
                                                            -------------      -------------
        Net oil and gas properties                              3,226,974          1,922,095
Office equipment, at cost, net of accumulated
  depreciation of $365 and
  $104, respectively                                                5,130              2,391
                                                            -------------      -------------
          Property and equipment, net                           3,232,104          1,924,486
                                                            -------------      -------------
 Other assets                                                           0                  0
                                                            -------------      -------------
TOTAL ASSETS                                                $   4,577,013      $   3,071,230
                                                            =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                     $     218,555      $     485,544
  Notes payable                                                    10,717             10,717
  Notes payable - related party                                   150,696            150,696
  Due to USPX                                                       6,054              2,041
  Due to royalty holders                                            3,240
  Income taxes payable                                              2,419              2,219
                                                            -------------      -------------
Total current liabilities                                         391,681            651,217
                                                            -------------      -------------
35% minority interest in Canyon Creek Oil & Gas, Inc.
  subsidiary                                                      522,132            609,691
25% minority interest in Texas Energy subsidiary                  133,308                  0
30% minority interest in West Oil & Gas, Inc. subsidiary           17,071
                                                            -------------      -------------
                                                                  672,511            609,691
                                                            -------------      -------------
STOCKHOLDERS' EQUITY
  Common stock, 2,000,000,000 shares .001 par value
    authorized, 89,992,108 and 32,964,256 shares
    issued/"to be issued" and outstanding, respectively
    (See Note 18)                                                  89,992             32,964
  Unlettered convertible preferred stock, 500,000,000
    shares $.001 par value authorized, 236,995 and
    237,106 shares (As Restated-Note 20)
    issued and outstanding, respectively                              237                237
  Class A convertible preferred stock, 100,000 shares
    10.00 par value authorized, 100,000 and 100,000
    shares issued and outstanding, respectively                 1,000,000          1,000,000
  Class B convertible preferred stock, 3,263 shares
    1,000.00 par value authorized, 3,263 and 1,473
    shares issued and outstanding, respecitevly                 3,263,000          1,473,000
  Additional paid-in capital                                  189,251,838        189,011,741
  Accumulated deficit                                        (190,092,246)      (189,707,620)
                                                            -------------      -------------
Total stockholders' equity                                      3,512,821          1,810,322
                                                            -------------      -------------
Total liabilities and stockholder's equity                  $   4,577,013      $   3,071,230
                                                            -------------      -------------

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Operations

                                                                                    For the Three
                                                                                     Months Ended
                                                                                    March 31, 2006    For the Three
                                                                                    (As Restated,      Months Ended
                                                                                       Note 20)      March 31, 2005
                                                                                   ---------------   ---------------
Revenue - sales of crude oil and gas                                                 $    85,078       $        --

  Cost of goods sold                                                                      10,778                --
  Depletion expense                                                                        4,782                --
                                                                                     -----------       -----------
  Gross income                                                                            69,518                --
                                                                                     -----------       -----------

  Operating expenses:
    Consulting fees and services, including 202,125 and 5,110,349 through March
      31, 2006 and March 31, 2005, respectively, incurred through issuance of
      common shares or options to acquire such shares                                    274,992           5262417
    General and administrative                                                           188,533            53,889
    Depreciation                                                                             262                --
                                                                                     -----------       -----------
  Total operating expenses                                                               463,787         5,316,306
                                                                                     -----------       -----------

  Loss from operations                                                                  (394,269)       (5,316,306)
                                                                                     -----------       -----------

  Other income (expenses):
    Gain on write off of liabilities no longer due and payable,
      related to liability settled                                                        30,000                --
    Interest expense, net                                                                   (670)          (12,730)
                                                                                     -----------       -----------
  Total other income (expenses)                                                           29,330           (12,730)
                                                                                     -----------       -----------

  Loss before provision for income taxes                                                (364,939)       (5,329,036)
  Provision for income taxes (current)                                                       200               200
                                                                                     -----------       -----------
  Net loss before minority interest                                                     (365,139)       (5,329,236)
  Add, 35% minority interest in net income of Canyon Creek Oil & Gas,
    Inc. subsidiary                                                                      (23,441)               --
  Add, 25% minority interest in net loss of Texas Energy
    Inc. subsidiary                                                                           25                --
  Add, 30% minority interest in net loss of West Oil & Gas,
    Inc. subsidiary                                                                        3,929                --
                                                                                     -----------       -----------
                                                                                         (19,487)               --

                                                                                     -----------       -----------
  Net loss after minority interest                                                   $  (384,626)      $(5,329,236)
                                                                                     ===========       ===========

Basic and diluted net loss per weighted-average shares common stock
  outstanding                                                                        $     (0.01)      $     (0.31)
                                                                                     ===========       ===========

Weighted-average number of shares of common stock outstanding                         64,854,459        17,173,753
                                                                                     ===========       ===========


See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Changes in Shareholders' Equity For the three months ended March 31, 2006(As Restated)

                                                       (shares)         (shares)
                                                        Common          Preferred         Common         Preferred
                                                         Stock            Stock            Stock           Stock
                                                     -------------    -------------    -------------   -------------
Balance at December 31, 2005 (As restated)             32,964,256        338,579         $  32,964      $2,473,237

Unlettered convertible preferred shares converted
  to common stock (As restated, Note 21)               55,600,002           (111)           55,600              (0)

Class B convertible preferred shares sold for cash             --          1,790                --       1,790,000

Common stock issued for services                          927,850             --               928              --

Common stock issued in settlement of liabilities          500,000             --               500              --

Net Loss
                                                       ----------        -------         ---------      ----------
Balance at March 31, 2006                              89,992,108        340,258         $  89,992      $4,263,237
                                                       ----------        -------         ---------      ----------

                                                                       Accumulated
                                                         APIC            Deficit           Total
                                                     -------------    -------------    -------------
Balance at December 31, 2005 (As restated)           $189,011,741     $(189,707,620)    $1,810,322

Unlettered convertible preferred shares converted
  to common stock (As restated, Note 21)                  (55,600)               --             (0)

Class B convertible preferred shares sold for cash             --                --      1,790,000

Common stock issued for services                          201,197                --        202,125

Common stock issued in settlement of liabilities           94,500                --         95,000

Net Loss                                                                   (384,626)      (384,626)
                                                     ------------     -------------     ----------
Balance at March 31, 2006                            $189,251,838     $(190,092,246)    $3,512,821
                                                     ------------     -------------     ----------

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Cash Flows

                                                                                  For the Three Months   For the Three Months
                                                                                     Ended 3/31/06          Ended 3/31/05
                                                                                  --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                            $  (384,626)            $(5,329,236)
  Adjustments to reconcile net loss to cash used in operating activities:
    Minority interest loss                                                                 62,820                      --
    Non-cash interest income                                                                   --                  (6,000)
Gain on settlement of liabilities no longer due and payable, related to
  liabilities settled through issuance of common shares                                   (30,000)
    Depreciation and depletion expense                                                      5,043                      --

Consulting fees and services incurred through issuance of company equity shares
  or options to acquire such shares                                                       202,125               5,110,348
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                     (32,462)                     --
      Increase in security deposits                                                        (7,156)                     --
      (Decrease) increase in accounts payable & accrued expenses                         (141,989)                 54,575
      Increase (decrease) in income taxes payable                                             200                  (5,144)
      Increase in due to USPX                                                               4,013                      --
      Increase in due to royalty holders                                                    3,240                      --
                                                                                      -----------             -----------
NET CASH USED IN OPERATING ACTIVITIES                                                    (318,792)               (175,457)
                                                                                      -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Costs associated with real estate acquisition, now returned                                  --                 (21,354)
Payments for assignment of rights to oil and gas leases to the company                   (100,000)
  Payment of capitalized oil and gas properties work-over costs                        (1,209,661)                     --
  Purchases of office equipment                                                            (3,000)                     --

                                                                                      -----------             -----------
NET CASH USED IN INVESTING ACTIVITIES                                                  (1,312,661)                (21,354)
                                                                                      -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                                                --                  14,182
  Proceeds from sale of common stock                                                           --                 200,000
  Proceeds from sale of preferred stock                                                 1,790,000                      --

                                                                                      -----------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,790,000                 214,182
                                                                                      -----------             -----------

NET INCREASE IN CASH                                                                      158,547                  17,371
Cash, beginning of period                                                                 132,935                   3,651
                                                                                      -----------             -----------
Cash, END OF PERIOD                                                                   $   291,482             $    21,022
                                                                                      -----------             -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Cash paid during the period for:
  Income taxes                                                                        $        --             $        --

  Interest expense                                                                             --                      --

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to Financial Statements

March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

Going concern (As restated)

The Company has incurred recurring operating losses since its inception, and as of March 31, 2006 had an accumulated deficit of approximately $190,092,000 as restated. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -ORGANIZATION

Universal Property Development and Acquisition Corporation ("the Company") invests in ventures relating to exploration and development of domestic energy, particularly oil and gas. In June 2005, the Company changed its name from Procore Group, Inc. to Universal Property Development and Acquisition Corporation. Prior to November 2003, the Company was known as Call Solutions, Inc. and was inactive.

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

March 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial statement instruments including cash, accounts receivable, accounts and accrued expenses payable, the carrying amounts approximated fair value because of their short maturity.

DEPRECIATION

Depreciation on fixed assets is provided for by the straight-line method over the estimated useful lives ranging from three to thirty years.

LOSS PER SHARE ( As restated)

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 358,245,000 and 413,745,000 of common shares as of March 31, 2006, and December 31, 2005 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

MAJOR CUSTOMERS

During the three months ended March 31, 2006, sales to two customers represented 99% of total sales, 82% and 17%, respectively.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the three months ended March 31, 2006, was $4,782, based on depletion at the rate of $2.94 per barrel-of-oil-equivalent.

REVENUE RECOGNITION

The Company recognizes net operating revenues from oil and natural gas at the time of delivery, that is, once the oil and gas purchasers have taken delivery.

EITF 98-5

EITF 98-5 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in setting the obligation in either stock or cash. EITF 98-5 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. EITF 98-5 further limits this amount to the proceeds allocated to the convertible instrument.6
UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

March 31, 2006

NOTE 3 - INVESTMENT IN OIL & GAS DEVELOPMENT JOINT VENTURE (AS RESTATED)

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

See Note 19 for a detailed discussion of the litigation described in the preceding two paragraphs.

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

March 31, 2006

NOTE 6 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - TEXAS ENERGY(AS RESTATED)

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

Cost of Thresher, Medlen, Nantz and Weichman fields
  leases included within Company capitalized Oil and Gas
  Properties to be returned to Sundial                       $133,333

Lost workover costs already paid to Sundial included
  within Company capitalized Oil and Gas Properties           418,000

Loss on contemplated Breakup Fee to be incurred to
  Sundial on settlement (of which $50,000 is already paid)    200,000
                                                             --------
                                                             $751,333
                                                             --------

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

NOTE 6 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - TEXAS ENERGY(AS RESTATED) (CONTINUED)

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

The Company also incurred $51,000 in brokers fees to Max Smith during the second quarter of 2006 related to the Catlin acquisition.

Below is a summary of the amounts capitalized for Oil and Gas Property assets for the Catlin acquisition during the quarter ended June 30, 2006:

Cost of oil leases and other rights to operate wells, related well
  and transportation equipment, including late fee of $50,000         $1,750,000

Finder's fee incurred to NorTex Holdings, Inc.                           500,000

Broker fee to Max Smith                                                   51,000
                                                                      ----------

    Total - consideration                                              2,301,000

Less costs allocated to fixed assets:
    Land                                                              $  100,000
    House                                                                162,000
    Shop                                                                  54,000
                                                                      ----------
    Total                                                                316,000
                                                                      ----------
    Total - all subject to amortization (a)                           $1,985,000
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

In July 2006, Texas Energy transferred all of the Catlin assets and liabilities to a newly created subsidiary, Catlin Oil and Gas, Inc. which is 100% owned by the Company.

NOTE 7 - ACQUISITION OF OIL AND GAS PROPERTIES - (AS RESTATED)

Upon formation of Canyon, USPX contributed leasehold rights to certain oil and gas properties in North Texas valued at cost of $607,031 consisting of a total of 2,489 acres and 61 wells in Archer, Coleman, and Palo Pinto Counties. These wells were classified as proved reserves at March 31, 2006, and accordingly, acquisition costs are subject to amortization.

In August 2005, Canyon purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of UPDA stock under Regulation 144R valued at $55,000, the fair market value on the date of issue. These wells were classified as unproven reserves at March 31, 2006, and accordingly, acquisition costs are not subject to amortization.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

  Oil and gas properties subject to amortization       $1,547,161
  Oil and gas properties not subject to amortization    1,697,906
  Asset retirement obligation                                  --
                                                       ----------
       Net Assets Acquired                             $3,245,067
                                                       ==========

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

NOTE 10 - OFFICE EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                                                   March     December   Estimated Useful
                                                  31, 2006   31, 2005         Lives
                                                 ---------   --------   -----------------
Office equipment and furniture                    $5,495      $2,495        3-7 years
Less accumulated depreciation and amortization      (365)       (104)
                                                  ------      ------
                                                  $5,130      $2,391
                                                  ======      ======

Depreciation expense for property and equipment for the three months ended March 31, 2006 was $261.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

NOTE 11 - NOTES PAYABLE

At March 31, 2006, and December 31, 2005 notes payable, none of which require periodic regular payments of either principal or interest, are broken down as follows:

                                                                            March 31,    December 31,
                                                                              2006          2005
                                                                           -----------   -----------
Unsecured notes payable due on demand by Company
  to Katherine Betts, a minor Company shareholder, of which
  $20,000 bears interest at 11% per annum                                    $ 80,000      $ 80,000

Unsecured non-interest bearing notes payable due on demand by Company to
Kamal Abdallah, Company Chief Executive Officer and President and
significant Company                                                            64,696        64,696
shareholder

Unsecured 8% note payable on
  demand                                                                        6,000         6,000
                                                                             --------      --------
Subtotal, notes payable, related parties                                      150,696       150,696

Other unsecured non-interest notes payable on                                  10,717        10,717
demand
                                                                             --------      --------
Total notes payable, excluding interest                                      $161,413      $161,413
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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

NOTE 12 - INCOME TAXES - (AS RESTATED)

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                       March       December
                                      31, 2006     31, 2005
                                    -----------   ----------
Deferred tax asset:
  Net operating loss carryforward   $ 6,564,839   $ 6,468,683
  Valuation allowance                (6,564,839)   (6,468,683)
                                    -----------   -----------
Net deferred tax asset              $        --   $        --
                                    ===========   ===========

The Company incurred no federal income tax expense for the three months ended March 31, 2006 and for the year ended December 31, 2005, and utilized no tax carryforward losses. The Company incurred $200 and $200 of state income tax expense for the three months periods ended March 31, 2006, and March 31, 2005, respectively.

The Company has a net operating loss carryover of approximately $26,259,357 to offset future income tax. The net operating losses expire as follows:

December 31, 2009   $ 1,431,255
  2010                  947,760
  2011                1,269,670
  2017                  885,291
  2019                2,289,386
  2020                2,671,128
  2021                3,736,141
  2022                  850,127
  2023                1,001,233
  2024                1,760,656
  2025                9,032,084
  2026                  384,626
                    -----------
    Total           $26,259,357
                    -----------

The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code due to events including changes of control and change in business activities.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

NOTE 13 - INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY (AS RESTATED)

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

Substitution of Siteworks B Preferred Stock with $1 million

During the month of June 2006, the Company deposited an aggregate of $1,000,000 it received from Mr. Abdallah in consideration for the Company's assignment of the 100,000 Convertible Preferred Series B stock back to him, resulting in no gain or loss to the Company on the preferred shares. This substitution of cash occurred a year after the original transfer of Abdallah's 1,000,000 shares of his Siteworks Convertible Preferred Series B stock to the Company. The transaction was memorialized in an agreement between the Company and Mr. Abdallah dated July 18, 2006 and approved by its two other members of the Board of Directors. (See Note 14 - "Equity Transactions" concerning the fair value of beneficial conversion feature related to the Company's Series A convertible preferred stock received by Mr. Abdallah on August 4, 2005 in conjunction with the original Siteworks preferred stock transfer).


NOTE 14 - EQUITY TRANSACTIONS - (AS RESTATED)

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

NOTE 14 - EQUITY TRANSACTIONS (AS RESTATED) (CONTINUED)

Chronological Listing of Common and Preferred Stock Equity Transactions (Continued)

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

Coincident to the March 10, 2005 agreement in the preceding paragraph, the Board of Directors of the Company authorized entry in new or amended consulting or employment agreements in which the Company could issue restricted and free trading common shares aggregating 3,229,333. On March 17, 2005, the Company issued 1,533,333 shares of its common stock (subject to Rule 144) to Kamal Abdallah, in exchange for a)$100,000 of cash and for b)real estate--with an appraised valuation of $4,000,000--which was to be transferred to the Company by June 2005. Accordingly $4,000,000 had been recorded as a subscription receivable and offset against shareholders' deficit. During the quarter ended September 30, 2005, this agreement was cancelled.

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

March 31, 2006

NOTE 14 - EQUITY TRANSACTIONS (AS RESTATED) (CONTINUED)

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

March 31, 2006

NOTE 14 - EQUITY TRANSACTIONS (AS RESTATED) (CONTINUED)

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

On March 8, 2006 Company issued 300,000 shares of free-trading common stock to the principals of Profit Planners, Inc. for current year consulting services. Accordingly, the Company recorded another non-cash charge of $63,000 related to these issuances, based on the trading price of Company shares on the contract signing date or the date on which the shares were issued, whichever was earlier.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to Financial Statements

March 31, 2006

NOTE 14 - EQUITY TRANSACTIONS (AS RESTATED) (CONTINUED)

Chronological Listing of Common and Preferred Stock Equity Transactions (Continued)

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

Under the above agreements, at March 31, 2006 the Company's future commitments are as follows:

Years ending March 31:
----------------------

          2007           $315,000
          2008            270,000
          2009            270,000
          2010            135,000
                         --------
          Total          $990,000
                         ========


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

Under the above lease agreements, at March 31, 2006 the Company's future commitments are as follows:

Years ending March 31:
----------------------

          2007           $29,686
          2008            21,170
          2009            19,910
                         -------
          Total          $70,766
                         =======

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

NOTE 18 - PREFERRED STOCK CONVERSIONS- (AS RESTATED)

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

Management of the Company considers the conversion of the "Unlettered Convertible Preferred" shares to Bratenahl as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered stock holder. The difference between the original conversion feature and the fair market value on the commitment date (July 29, 2005) of the Company's common stock (20,400,000) was $12,850,329.
Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the third quarter of 2005 of $12,850,329.

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

Management of the Company considers the conversion of the "Unlettered Convertible Preferred" shares to Miramar as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered stock holder. The difference between the original conversion feature and the fair market value on the commitment date (October 10, 2005) of the Company's common stock (249,967,000) was valued at $149,980,200. Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the fourth quarter of 2005 for $149,980,200.

Miramar is a division of DVD Construction, Inc., a privately held company domiciled in the British Virgin Islands. DVD Construction, Inc. is in the business of construction, real estate development and, through Mirimar, investments. Neither DVD Construction, Inc. nor Mirimar is related to the Company through common officers, directors, shareholders, key employees, family members or business relationships through other entities.

During the third quarter and fourth quarter ended December 31, 2005, a block of representing 66 out of the 102 "unlettered" convertible preferred shares were converted into approximately 13,200,000 shares of common stock. Recording of the conversion of the 66 shares into common stock resulted in crediting "Common Stock" within "Shareholders' Deficiency" for $13,225 at its par value and a corresponding charge against "Additional Paid-in Capital" in the same amount, since the par value of the "Unlettered Convertible Preferred" shares was nominal.

During the quarter ended December 31, 2005, a block of representing 25 out of the 500 "unlettered" convertible preferred shares were converted into approximately 12,500,000 shares of common stock. Recording of the conversion of the 25 shares into common stock resulted in crediting "Common Stock" within "Shareholders' Deficiency" for $12,630 at its par value and a corresponding charge against "Additional Paid-in Capital" in the same amount, since the par value of the "Unlettered Convertible Preferred" shares was nominal.

As discussed in Note 14 under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As described under Preferred Stock, Beneficial Conversion Features, and Conversions made into Common Stock, at least 66,668 shares of the preferred stock may be converted into common stock on or after October 3, 2005, which equate to 66,668,000 shares of common stock.

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

A total of 91 shares of unlettered convertible preferred stock, as restated, was converted into 25,855,000 shares of common stock, as restated, during the year ended December 31, 2005, valued at $25,855, based on the conversions described in the two preceding paragraphs - See Note 21.

During the three months ended March 31, 2006, the Company advised its stock transfer agent that it should convert certificates surrendered representing 500 shares, as restated, of $.001 par value unlettered convertible preferred stock held by Miramar into common stock of the Company at a conversion rate of 0.002, (250,000,000 shares of common stock on a fully converted basis). These previously restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the three months ended March 31, 2006, a block of 111 shares of "unlettered" preferred shares as restated were converted into 55,600,002 shares, as restated, of common stock under this arrangement.

A total of 111 shares of unlettered convertible preferred stock, as restated, was converted into 55,600,002 shares of common stock, as restated, during the three months ended March 31, 2006, valued at $55,600, based on the conversions described in the preceding paragraph - See Note 20.

During the three months ended March 31, 2006, the Company agreed to issue 1,790 shares of its Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement between the registrant and Miramar. The shares of Class B preferred stock issued to Miramar are restricted shares, pursuant to SEC Rule 144R, and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. The securities issued to Miramar Investments, Inc., were in exchange for $1,790,000 in cash.

As discussed above under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As described under Preferred Stock, Beneficial Conversion Features, and Conversions made into Common Stock, at least 66,668 shares of the preferred stock may be converted into common stock on or after October 3, 2005, which equate to 66,668,000 shares of common stock. As of November 20, 2006, none of these preferred shares have as yet been converted to common stock. If these preferred shares had been converted to common stock as of March 31, 2006, Kamal Abdallah and Christopher McCauley, as officers of the Company would control 27% of the ownership of the Company common stock, while Bratenahl would control 2% and Mirimar would control 49%.

As discussed above under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As described under Preferred Stock, Beneficial Conversion Features, and Conversions made into Common Stock, at least 66,668 shares of the preferred stock may be converted into common stock on or after October 3, 2005, which equate to 66,668,000 shares of common stock. As of November 14, 2006, none of these preferred shares have as yet been converted to common stock. If these preferred shares had been converted to common stock as of March 31, 2006, Kamal Abdallah and Christopher McCauley, as officers of the Company would control 27% of the ownership of the Company common stock, while Bratenahl would control 2% and Mirimar would control 47%.

NOTE 19 - SUBSEQUENT EVENTS  (AS RESTATED)

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

March 31, 2006

NOTE 19 - SUBSEQUENT EVENTS (AS RESTATED)  (CONTINUED)


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

On May 1, 2006, Texas Energy entered into a purchase agreement with Catlin Oil Company, Virginia Catlin, Randy Catlin and Virginia Catlin, Independent Executor of the Estate of Carl Catlin, Deceased for the Catlin Oil and Gas Field, including Catlin's right, title and interest in oil and gas leases, equipment, tangible assets and real estate in Jack County, TX. The purchase price was $2.3 million and consisted of more than 30 leases and 64 wells, covering approximately 2,700 acres.

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

On April 20, the Company made a deposit of $50,000 on the deal to purchase US Petroleum Depot, a storage facility in Brownsville, Texas.

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


NOTE 20 - RESTATEMENT OF PRIOR AND CURRENT YEAR'S FINANCIAL INFORMATION


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

Corrections of aforementioned items described in the preceding paragraph, and as discussed in Note 18 to the financial statements, an $88 error was made in the Company's recording of unlettered convertible preferred shares converted during the year ended December 31, 2005 into common stock. In addition, the Company's financial statements for that year did not reflect a $163,830,529 beneficial conversion dividend. Correction of the aforementioned items has resulted in an $88 increase in the amount recorded for preferred stock in the equity section at December 31, 2005, having resulted in an increase of $163,830,529 in the Company's Accumulated Deficit attributed to the recording of stock dividends on various classes of convertible preferred stock , the corrections also resulted in an increase in additional paid-in capital of the Company in the amount of $163,830,529. The errors and corrections thereof did not affect originally reported net loss.

The transactions for which the corrections discussed in the preceding paragraphs were made are properly described in Note 18 - Preferred Stock Conversions(As Restated).

In addition to the restatements described in the preceding three paragraphs NOTE 13 entitled "INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY" and Note 19 entitled "SUBSEQUENT EVENTS" have been restated to reflect updated information concerning the ultimate disposition of an investment in certain preferred stock the Company has received from Kamal Abdallah during the year ended 2005.

A $196 error was made in the Company's recording in the 2006 financial statements of unlettered convertible preferred shares converted at March 31, 2006 into common stock. This resulted from an 196,350 error made in the Company's recording in the 2006 financial statements of unlettered convertible preferred shares converted at March 31, 2006 into common stock.

The Company revisited its computation of revenue and depletion expense as of March 31, 2006. An $81 understatement was made in the Company's recording of accounts receivable - oil and gas sales in the 2006 financial statements as of March 31, 2006, resulting in an increase in accounts receivable - oil and gas sales to $45,599. A $1,105,675 overstatement was made in the Company's recording of oil and gas properties subject to amortization as of March 31, 2006, resulting in a decrease in oil and gas properties subject to amortization to $1,547,161. A $1,139,008 understatement was made in the Company's recording of oil and gas properties not subject to amortization as of March 31, 2006, resulting in an increase in oil and gas properties not subject to amortization to $1,697,906. A $165,223 overstatement was made in the Company's recording of accumulated depletion at March 31, 2006, resulting in a decrease in accumulated depletion to $18,093. These reclassifications resulted in an overall increase of $198,556 in Net oil and gas properties to $3,226,974 at March 31, 2006.

As a result of the error described in the preceding paragraph, an $21,352 error was made in the Company's recording of revenue in the 2006 financial statements as of March 31, 2006. A $165,223 and $21,689 error were made in the Company's recording of depletion expense and other cost of goods sold in the 2006 financial statements as of March 31, 2006, respectively. Correction of the aforementioned items has resulted in a $21,352, $165,223 and $21,689 decrease in the amount recorded for revenue, depletion expense, and other cost of goods sold, respectively as of March 31, 2006. In addition , $53,054, $133,308 and $21,000 of errors were made in the Company's recording of minority interest in Canyon Creek, Texas Energy and West Oil, respectively in the 2006 financial statements at March 31, 2006. Correction of the aforementioned items has resulted in a $53,054 decrease in minority interest in Canyon Creek, and $133,308 and $21,000 increase in the minority interest of Texas Energy and West Oil, respectively.

A $27,000 and a $9,899 error were made in the Company's recording of consulting fees and services and general and administrative the 2006 financial statements as of March 31, 2006. Correction of the aforementioned items has resulted in a $27,000 increase in consulting fees and services and a $9,899 decrease in general and administrative, respectively as of March 31, 2006.

A $57,946 and a $25 error were made in the Company's recording of minority interest in net loss of Canyon Creek and the minority interest in the net income of Texas Energy in the 2006 financial statements as of March 31, 2006, respectively. Correction of the aforementioned items has resulted in a $57,946 decrease in minority interest in net loss of Canyon Creek and a $25 increase of the minority interest in net income of Texas Energy, as of March 31, 2006.

Correction of the aforementioned items has resulted in an increase in the accumulated deficit of $162,739,992 and a corresponding increase in the Company's additional paid in capital of $162,830,333 at March 31, 2006. In addition, net loss after minority interest decreased by $90,537 to $384,626 as of March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - For the Three Months Ended March 31, 2006

Oil and natural gas sales. For the three months ended March 31, 2006, oil and natural gas sales revenue was $85,078, compared to none for the same period during 2005. Oil sales were $70,047 and natural gas sales were $15,031. The revenues were the result of our producing wells in the Canyon Creek subsidiary, formed as a joint venture in late 2005. For the three months ended March 31, 2006, oil sales volume was 1,167 barrels, compared to none for the same period in 2005. For the three months ended March 31, 2006, gas sales volume was 2,746 thousand cubic feet (MCF, compared to none for the same period in 2005.

Oil and gas production costs. Our production costs were $4,526 and other cost of goods sold were $6,251 for the three months ended March 31, 2006.

Depreciation and depletion. Our depreciation and depletion expense was $5,043 and none for the three months ended March 31, 2006, and March 31, 2005, respectively. The increase was a result of our entry into the energy business, and our recent purchases of office equipment.

General and administrative expenses. General and administrative expenses increased by $134,644 to $188,533 for the three months ended March 31, 2006, compared to the same period in 2005. The increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and entry into the energy business.

Interest expense, net. Interest expense, net decreased by $12,060 to $670 for the three months ended March 31, 2006 when compared to the same period in 2005. The decrease was due to lower outstanding debt over the quarter.

Income tax expense. Our effective tax rate was 25% during the three months ended March 31, 2005 and remained steady at 25% for the three months ended March 31, 2006.

Net loss after minority interest. Net loss decreased by $5,574,613 to $384,626 for the three months ended March 21, 2006 compared to the same period in 2005. The reasons for this decrease include the large decrease in stock issued for consulting fees and services due to the new management team, our exit from the real estate business, and our entry into the energy business.

Revenues Year to Date by Geographic Section

All revenue from sales of crude oil and gas during the three months ended March 31, 2006 were in the State of Texas.

Capital Resources and Liquidity

As shown in the consolidated financial statements, as of March 31, 2006, the Company had cash on hand of $291,482, compared to $132,935 as of December 31, 2005. The Company had negative net cash flows from operations for the three months ended March 31, 2006 of $318,792, compared to $175,457 for the same period in 2005 due principally to the efforts of the management team to settle or reduce older payables.

The Company had negative cash flows from investing activities for the three months ended March 31, 2006 of $1,312,661, compared to $21,354 in the same period in 2005 due to investments in oil and gas leaseholds including expenditures for revitalization of the wells.

Cash inflows from financing activities during the three months ended March 31, 2006 consisted of $1,790,000 of cash raised through the sales of Class B Convertible Preferred Stock, compared to inflows of $214,182 from sales of common stock and notes payable during the same period in 2005.

We had losses of approximately $385,000 for the three months ended March 31, 2006, and do not currently generate positive cash flows from operations. In order for us to continue during the next twelve months we will need to secure approximately $1.5 million of debt or equity financing. While we expect to raise the additional financing in the future, there can be no guarantee that we will be successful.

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

Based on their evaluation as of the end of the period covered by this quarterly Report and amended Annual Report on Form 10-KSB/A (December 31, 2005), our Chief Executive Officer and General Counsel have each concluded that there was a material weakness in our internal controls.


A material control weakness is a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As of December 31, 2005 and March 31, 2006, the management has identified that the Company has a material control weakness in its accounting for convertible preferred shares. The company did not account for the change old preferred "unlettered" shares to the proper conversion rate resulting in an induced conversion. The Company has now put procedures in place to properly account for the convertible preferred shares.

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

The Company's management believes that the Company has improved its disclosure controls and procedures and remedy the identified material weakness. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may not occur and not be detected

     The changes in our internal control over financial reporting described above were implemented subsequent to March 31, 2006. There were no changes in our internal control over financial reporting identified in management's evaluation during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On November 17, 2005 the Company, USPX, and Triple Crown Consulting ("TCC"), a private corporation, entered into a joint venture agreement (the "Agreement"). Pursuant to the terms of the Agreement, the Company, USPX and TCC formed Canyon Creek as the joint venture entity to carry out the proposed operations of the joint venture. The Company owns 65% of the capital stock of Canyon Creek, USPX owns 30% of the capital stock of Canyon Creek and TCC owns 5% of the capital stock of Canyon Creek.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously described in
Item 1A to Part I of our Form 10-KSB/A filed on November xx, 2006.

ITEM 2. CHANGE IN SECURITIES

On February 13, 2006, we issued Eight Hundred and Ten (810) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 restricted shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of Eight Hundred and Ten Thousand Dollars ($810,000) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the first quarter of 2006, we issued Nine Hundred and Eighty (980) shares of our Class B Preferred Stock to Miramar Investments, Inc. pursuant to the terms of an investment agreement. The shares of Class B preferred stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 restricted shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the sum of Nine Hundred and Eighty Thousand Dollars ($980,000) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

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

Preferred Stock Conversions

During the first quarter of 2006 we advised our stock transfer agent that any certificates representing shares of the 500 outstanding shares of our $.001 par value convertible preferred stock issued and dated prior to October 2003 (the "2003" Preferred Stock") that were surrendered by the holders thereof for conversion to shares of our common stock should be converted at a rate of 500,000 shares of common stock for each share of the 2003 Preferred Stock surrendered (a rate equivalent to the conversion rate of the preferred shares prior to any stock splits of our common stock). The outstanding shares of 2003 Preferred Stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance. No additional consideration is payable upon the conversion of the 2003 Preferred Stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of the 2003 Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. During the quarter ended March 31, 2006, approximately one hundred and eleven (111) shares of the 2003 Preferred Stock were converted into approximately 55,600,000 shares of our common stock in the manner described above.

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

In furtherance of the completion of the transaction outlined in the LOI, on April 24, 2006, Avalon issued and delivered 7,500,000 shares of its common stock to CCOG. On the date of sale May 1, 2006, the closing price of Avalon's common stock was $0.14 per share, giving the 7,500,000 shares issued to CCOG an aggregate market value of $1,050,000.

Furthermore, on April 27, 2006, CCOG received the $75,000 cash portion of the purchase price from Avalon. As a result, the total value received by CCOG in connection with the sale of fifty percent (50%) of its working interest in the Leaseholds was $1,125,000. On May 1, 2006, CCOG transferred and assigned to Avalon fifty percent (50%) of CCOG's working interest in the Leaseholds, which it had originally purchased for the total sum of $94,000.

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

(b) Reports on Form 8-K:

The following reports on Form 8-K have been filed during the quarter covered by this report:

On January 9, 2006, we filed a Current Report on Form 8-K, which disclosed that on December 31, 2005, we issued Six Hundred and Eighteen (618) shares of our Class B Preferred Stock to Miramar Investments, Inc. in exchange for the sum of Six Hundred and Eighteen Thousand Dollars ($618,000) in cash. The transaction referred to above was an exempt transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On January 23, 2006, we filed a Current Report on Form 8-K which disclosed that on January 20, 2006, the Company and Mr. Steven A. Barrera entered into an Employment Agreement whereby Mr. Barrera was appointed to be our Texas Regional Manager to oversee our operations, and those of our joint venture companies, in the State of Texas.

On February 15, 2006, we filed a Current Report on Form 8-K, which disclosed that on February 13, 2006, we issued Eight Hundred and Ten (810) shares of our Class B Preferred Stock to Miramar Investments, Inc. in exchange for the sum of Eight Hundred and Ten Thousand Dollars ($810,000) in cash. The transaction referred to above was an exempt transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

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

Dated: November xx, 2006
UNIVERSAL PROPERTY DEVELOPMENT

                            AND ACQUISITION CORPORATION


                                        By: /s/ Kamal Abdallah
                                            ------------------------------------
                                              Kamal Abdallah
                                              President, Chief Executive Officer


          Dated: November xx,  2006         By: /s/ Christopher McCauley
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