Form 10QSB/A
period 2006-06-30
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2006-11-21
CIK 923771

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A

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

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock - par value $0.001                   OTC: Bulletin Board

       Securities registered under Section 12(g) of the Exchange Act: None

________________________________________________________________________________
                                (TITLE OF CLASS)

________________________________________________________________________________
                                (TITLE OF CLASS)

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

               CLASS                            OUTSTANDING AT AUGUST 4, 2006
  Common stock - par value $0.001                         195,063,108

           UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
                     (FORMERLY KNOWN AS PROCORE GROUP, INC.)

                                  FORM 10-QSB/A

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of June 30, 2006 and
            December 31, 2005                                                 1

            Consolidated Statements of Operations and Comprehensive Loss
            - For the Three and Six Months Ended June 30, 2006 and
            June 30, 2005                                                     2

            Consolidated Statement of Changes in Stockholders' Equity as
            of June 30, 2006                                                  3

            Consolidated Statements of Cash Flows - For the Six Months
            Ended June 30, 2006 and June 30, 2005                             4

            Notes to the Consolidated Financial Statements                    5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        24

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       26

Item 4.     Controls and Procedures                                          26

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                                26

Item 1A.    Risk Factors                                                     26

Item 2.     Change in Securities                                             26

Item 3.     Defaults upon Senior Securities                                  28

Item 4.     Submission of Matters to a Vote of Security Holders              28

Item 5.     Other Information                                                28

Item 6.     Exhibits & Reports on Form 8-K                                   30

Signatures

Certification

Exhibits

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Balance Sheets (As Restated)

                                                                           June 30, 2006          December 31, 2005
                                                                       (As Restated, Note 23)   (As Restated, Note 23)
                                                                       ----------------------   ----------------------
ASSETS
  Current Assets:
    Cash                                                                   $     380,241            $     132,935
    Marketable securities                                                        562,500                1,000,000
    Accounts receivable - oil and gas sales                                       73,993                   13,137
    Other current assets                                                         234,635                      672
                                                                           -------------            -------------
  Total current assets                                                         1,251,369                1,146,744
                                                                           -------------            -------------
  Property and Equipment:
    Oil and gas properties, using full cost accounting
      Subject to amortization                                                  1,818,263                1,311,546
      Not subject to amortization                                              1,782,861                  623,860
                                                                           -------------            -------------
      Gross oil and gas properties                                             3,601,124                1,935,406
    Accumulated depletion                                                        (26,275)                 (13,311)
                                                                           -------------            -------------
      Net oil and gas properties                                               3,574,849                1,922,095
  Office equipment, at cost, net of accumulated depreciation of
    7,710 and 104, respectively                                                  141,415                    2,391
                                                                           -------------            -------------
      Property and equipment, net                                              3,716,264                1,924,486
                                                                           -------------            -------------
  Acquisition of Catlin                                                        2,386,818                       --
  Other assets                                                                     6,616                       --
                                                                           -------------            -------------
TOTAL ASSETS                                                               $   7,361,067            $   3,071,230
                                                                           =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable and accrued expenses                                  $   1,082,805            $     485,544
    Notes payable                                                                114,985                  161,413
    Notes payable - related party                                                150,696                       --
    Due to USPX                                                                    6,054                    2,041
    Due to Sundial                                                                 1,052                       --
    Due to royalty holders                                                        10,620                       --
    Income taxes payable                                                           3,647                    2,219
    Other current liabilities                                                      2,921                       --
                                                                           -------------            -------------
  Total current liabilities                                                    1,372,780                  651,217
                                                                           -------------            -------------
35% minority interest in Canyon Creek Oil & Gas, Inc. subsidiary                 739,725                  609,691
25% minority interest in Texas Energy, Inc. subsidiary                           117,535                       --
30% minority interest in West Oil & Gas, Inc. subsidiary                          14,064                       --
                                                                           -------------            -------------
  Minority Interest                                                              871,324                  609,691
                                                                           -------------            -------------
STOCKHOLDERS' EQUITY
  Common stock, 2,000,000,000 shares .001 par value authorized,
    177,428,108 and 32,964,256 shares issued/"to be issued" and
    outstanding, respectively                                                    177,428                   32,964
  Convertible preferred stock, 500,000,000 shares .001 par value authorized, 236,825 and 237,106 shares issued and
    outstanding, respectively                                                        237                      237
  Class A convertible preferred stock, 100,000 shares 10.00 par value authorized, 100,000 and 100,000 shares issued
    and outstanding, respectively                                              1,000,000                1,000,000
  Class B convertible preferred stock, 5,113 shares 1,000.00 par value authorized, 5,113 and 1,473 shares issued and outstanding,
    respectively                                                               5,113,000                1,473,000
  Additional paid-in capital                                                 189,443,227              189,011,741
  Accumulated deficit                                                       (190,391,929)            (189,707,620)
  Accumulated other comprehensive loss                                          (225,000)                       0
                                                                           -------------            -------------
  Total stockholders' equity                                                   5,116,963                1,810,322
                                                                           -------------            -------------
Total liabilities and stockholder's equity                                 $   7,361,067            $   3,071,230
                                                                           -------------            -------------

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Operations and Comprehensive Loss (As Restated)

                                                                  For the Three                  For the Six
                                                                  Months Ended                   Months Ended
                                                                 June 30, 2006   For the Three  June 30, 2006   For the Six
                                                                  (As Restated-   Months Ended  (As Restated-  Months Ended
                                                                    Note 23)     June 30, 2005     Note 23)    June 30, 2005
                                                                 --------------  -------------  -------------  -------------
  Revenue from oil and gas                                        $    117,553    $       --    $    202,631    $        --
                                                                  ------------    ----------    ------------    -----------
       Total Revenue                                                   117,553            --         202,631             --
  Cost of goods sold                                                    48,427            --          59,205             --
  Depletion expense                                                      8,182            --          12,964             --
                                                                  ------------    ----------    ------------    -----------
  Gross Income                                                          60,944            --         130,462             --
                                                                  ------------    ----------    ------------    -----------
  Operating expenses:
      Consulting fees and services, including
        480,950 and 5,740,349 for the six months ended
        June 30, 2006 and June 30, 2005, respectively,
        incurred through issuance of common shares or
        options to acquire such shares                                 540,902       179,159         815,894      6,071,579
      General and administrative                                       409,159        21,288         597,692         75,177
      Depreciation                                                       7,344            --           7,606             --
                                                                  ------------    ----------    ------------    -----------
  Total operating expenses                                             957,405       200,447       1,421,192      6,146,756
                                                                  ------------    ----------    ------------    -----------
  Income (loss) from operations                                       (896,461)     (200,447)     (1,290,730)    (6,146,756)
                                                                  ------------    ----------    ------------    -----------
  Other income (expenses):
    Gain on write off of liabilities no longer due and payable,
      related to liability settled                                          --            --          30,000             --
    Interest expense, net                                                 (670)      (12,957)         (1,340)       (25,687)
    Loss on impairment of investment acquisition costs                      --       (21,355)             --        (21,355)
    Loan conversion costs                                                   --      (149,195)             --       (149,195)
  Gain on sale of lease to Avalon Oil and Gas, Inc                     815,500            --         815,500             --
    Other expense                                                       (6,118)           --          (6,118)            --
                                                                  ------------    ----------    ------------    -----------
  Total other income (expenses)                                        808,712      (183,507)        838,042       (196,237)
                                                                  ------------    ----------    ------------    -----------
  Loss before provision for income taxes                               (87,749)     (383,954)       (452,688)    (6,342,993)
  Provision for income taxes (current)                                     200           200             400            400
                                                                  ------------    ----------    ------------    -----------
  Net loss before minority interest                                    (87,949)     (384,154)       (453,088)    (6,343,393)
                                                                  ------------    ----------    ------------    -----------
  Add, 35% minority interest in net income of
    Canyon Creek Oil & Gas, Inc. subsidiary                           (230,515)           --        (253,956)            --
  Add, 25% minority interest in net loss of
    Texas Energy  Inc. subsidiary                                       15,774            --          15,799
  Add, 30% minority interest in net loss of
    West Oil & Gas, Inc. subsidiary                                      3,007            --           6,936             --
                                                                  ------------    ----------    ------------    -----------
                                                                      (211,734)           --        (231,221)            --
                                                                  ------------    ----------    ------------    -----------
  Net loss after minority interest                                $   (299,683)   $ (384,154)   $   (684,309)    (6,343,393)
                                                                  ============    ==========    ============    ===========
Comprehensive Loss
Net loss after minority interest                                      (299,683)           --        (684,309)            --
Other comprehensive loss:
    Unrealized loss on Avalon Oil and Gas, Inc.
      marketable securities                                           (225,000)           --        (225,000)            --
                                                                  ------------    ----------    ------------    -----------
Total Comprehensive Loss                                          $   (524,683)   $ (384,154)   $   (909,309)            --
                                                                  ============    ==========    ============    ===========
Basic and diluted net loss per weighted-average
  shares common stock outstanding                                 $      (0.00)   $    (0.14)   $      (0.01)   $    (3.52)
                                                                  ============    ==========    ============    ===========
Weighted-average number of shares of common stock outstanding      133,327,883     2,844,793      98,606,436      1,801,375
                                                                  ============    ==========    ============    ===========

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Changes in Shareholders' Equity For the six months ended June 30, 2006 (As Restated)

                         (shares)    (shares)                                                     Accumulated Other
                          Common    Preferred   Common    Preferred                 Accumulated     Comprehensive
                          Stock       Stock      Stock      Stock        APIC          Deficit       Income(Loss)      Total
                       -----------  ---------  --------  ----------  ------------  -------------  -----------------  ----------
Balance December 31,
  2005 (As Restated)    32,964,256   338,579   $ 32,964  $2,473,237  $189,011,741  $(189,707,620)     $      --      $1,810,322
Preferred shares
  converted to common  140,810,002      (282)   140,810          (0)     (140,810)            --             --              (0)
Preferred Shares
  sold for cash                 --     3,640         --   3,640,000            --             --             --       3,640,000
Common stock issued
  for services           3,153,850        --      3,154          --       477,796             --             --         480,950
Common stock issued
  to retire debt           500,000        --        500          --        94,500             --             --          95,000
Net Loss                                                                                (684,309)                      (684,309)
Unrealized holding
  loss on marketable
  securities                                                                                           (225,000)      (225,000)
                       -----------   -------   --------  ----------  ------------  -------------      ---------      ----------
Balance at June 30,
  2006 (As Restated)   177,428,108   341,937   $177,428  $6,113,237  $189,443,227  $(190,391,929)     $(225,000)     $5,116,963
                       ===========   =======   ========  ==========  ============  =============      =========      ==========


See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Cash Flows (As Restated)See accompanying notes to financial statements.

                                                                                For the Six Months
                                                                                  Ended 6/30/06       For the Six Months
                                                                              (As Restated-Note 23)      Ended 6/30/05
                                                                              ---------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $  (684,309)          $(6,343,393)
  Adjustments to reconcile net loss to cash used in operating activities:
      Minority interest loss                                                           231,221                    --
    Gain on settlement of liabilities no longer due and payable, related to
      liabilities settled through issuance of common shares                            (30,000)                   --
        Gain on sale of oil lease to Avalon Oil & Gas, Inc.                           (815,500)                   --
    Depreciation and depletion expense                                                  20,570                    --
    Consulting fee and services incurred through issuance of company
      equity shares or options to acquire such shares                                  480,950
                                                                                                           5,740,349
    Loan conversion costs                                                                   --
                                                                                                             149,195
    Changes in operating assets and liabilities:
        Increase in accrued interest on unsecured bridge loan receivable                    --               (12,000)
        Increase in deferred revenue                                                        --                80,000
        Increase in accounts receivable                                                (60,856)                   --
        Increase in prepaid expenses                                                  (174,764)                   --
        Increase in security deposits                                                   (6,616)                 (672)
        Increase in accounts payable & accrued expenses                                293,474               158,015
        Decrease in income taxes payable                                                 1,428                (4,944)
        Increase in due to USPX                                                          4,013                    --
        Increase in due to Sundial Resources                                             1,052                    --
        Increase in due to royalty holders                                              10,620                    --
        Increase in other current liabilities                                            2,921                    --
                                                                                   -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                                 (725,796)             (233,450)
                                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash proceeds from sale of oil lease to Avalon Oil & Gas, Inc.                        75,000
  Proceeds from substitution of cash for marketable securities of Siteworks
    Building and Development, Inc.                                                   1,000,000                    --
  Payment of capitalized oil and gas properties work-over costs                     (1,998,536)                   --
  Payments for assignment of rights to oil and gas leases to the Company            (1,701,000)                   --
  Purchases of office equipment                                                       (146,630)                   --
                                                                                   -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (2,771,166)                   --
                                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                                                        104,268                42,347
  Proceeds from sale of common stock                                                        --               200,000
  Proceeds from sale of preferred stock                                              3,640,000                    --
                                                                                   -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            3,744,268               242,347
                                                                                   -----------           -----------
NET INCREASE IN CASH                                                                   247,306                 8,897
Cash, beginning of period                                                              132,935                 3,650
                                                                                   -----------           -----------
Cash, END OF PERIOD                                                                $   380,241           $    12,547
                                                                                   -----------           -----------
Supplementary disclosures of cash flow information
Cash paid during the period for:
Income taxes                                                                       $    (1,428)          $     5,344
                                                                                   -----------           -----------
Interest expense                                                                   $        --           $        --
                                                                                   -----------           -----------

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 1 - BASIS OF PRESENTATION (As Restated)

The Company's auditors have completed their SAS 100 review for the six months ended June 30, 2006. As a result of their review, certain adjustments have been made to the Company's formerly published results as of June 30, 2006. See Note 23 for details.

The Company has incurred recurring operating losses since its inception, and as of June 30, 2006, had an accumulated deficit of approximately $190,392,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Universal Property Development and Acquisition Corporation ("UPDA" or "the Company")invests in ventures relating to exploration and development of domestic energy, particularly oil and gas. In June 2005, the Company changed its name from Procore Group, Inc. to Universal Property Development and Acquisition Corporation. Prior to November 2003, the Company was known as Call Solutions, Inc. and was inactive.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position and operating activities of UPDA and its 100% owned subsidiaries UPDA-Operators and UPDA Petroleum Trading/Texas Trading, Inc., 65% owned subsidiary, Canyon Creek Oil and Gas, Inc., its 70% owned subsidiary, West Oil & Gas, Inc. and its 75% owned subsidiary Texas Energy, Inc. The Company has an additional joint venture, Winrock Energy Inc., which was inactive as of June 30, 2006. All inter-company balances have been eliminated in consolidation.

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

COMPREHENSIVE LOSS (As Restated)

Comprehensive loss, which is reported on the accompanying consolidated statement of changes in stockholders' equity as a component of accumulated other comprehensive income, consists of net loss affecting the stockholders' equity that, under accounting principles generally accepted in the United States of America, is excluded from net loss. For the Company, comprehensive loss consisted of an unrealized holding loss of $225,000 from the Company's Marketable Securities from Avalon. See Note 8 for further detail on the Avalon shares.

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

OIL AND GAS PROPERTIES (As Restated)

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the three and six months ended June 30, 2006, was $8,182 and $12,964, respectively, based on depletion at the rate of $2.08 and $5.02 per barrel-of-oil-equivalent, respectively.

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

See Note 24 for a detailed discussion of the litigation described in the preceding two paragraphs.

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

June 30, 2006

NOTE 6 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - TEXAS ENERGY (AS Restated)

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

NOTE 8 - SALE OF CANYON CREEK STARR COUNTY LEASE (As Restated)

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

June 30, 2006

NOTE 8 - SALE OF CANYON CREEK STARR COUNTY LEASE (As Restated) (CONTINUED)

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

Thad Kaplan became a board member of Canyon Creek in January 2006 and COO of Canyon Creek in July 2006 and the Company incurred salary to him of $21,000 during the third quarter of 2006. He continues to serve as a member of the Board of Directors of Avalon, to whom the Company as described in the preceding paragraph sold an Oil lease and recognize a gain on its sale. Previously, he was serving as a consultant with the Company, a position he commenced in May of 2006, for which the Company incurred $7,000 of consulting fees and services.

Avalon is an entity that is relatively new to the oil and gas exploration business, with negligible revenue as reflected in its most recently filed Form 10QSB for the six months ended September 30, 2006 with the Securities and Exchange Commission. Accordingly, Company stockholders should make reference to Avalon's filings to better understand this investment.

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

In August 2005, Canyon purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of UPDA stock under Regulation 144R valued at $55,000, the fair market value on the date of issue. These wells were classified as unproven reserves at June 30, 2006 and accordingly, acquisition costs are not subject to amortization.

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

June 30, 2006

NOTE 10 - ACQUISITION OF OIL AND GAS PROPERTIES (CONTINUED)

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

Oil and gas properties subject to amortization       $1,818,263
Oil and gas properties not subject to amortization    4,169,679
Asset retirement obligation                                  --
                                                     ----------
  Net Assets Acquired                                $5,987,942
                                                     ==========

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

NOTE 12 - SUPPLIER AGREEMENTS

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

NOTE 13 - OFFICE EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation and amortization:

                                                   June     December   Estimated Useful
                                                 30, 2006   31, 2005         Lives
                                                 --------   --------   ----------------
Office equipment and furniture                   $149,125    $2,495       3-5 years
Less accumulated depreciation and amortization     (7,710)     (104)
                                                 --------    ------
                                                 $141,415    $2,391
                                                 ========    ======

Depreciation expense for property and equipment for the three and six months ended June 30, 2006 was $7,345 and $7,606, respectively.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 14 - NOTES PAYABLE

At June 30, 2006, and December 31, 2005 notes payable are broken down as follows:

                                                                           June 30, 2006   December 31, 2005
                                                                           -------------   -----------------
Unsecured notes payable due on demand by Company
  to Katherine Betts, a minor Company shareholder, of which
  $20,000 bears interest at 11% per annum                                     $ 80,000          $ 80,000

Unsecured non-interest bearing notes payable due on demand by Company to
Kamal Abdallah, Company Chief Executive Officer and President and
significant Company                                                             64,696            64,696
shareholder

Unsecured 8% note payable on demand                                              6,000             6,000
                                                                              --------          --------
                                                                               150,696           150,696
Unsecured note payable on mobile office                                        104,268                 0
Other unsecured non-interest notes payable on demand                            10,717            10,717
                                                                              --------          --------
Total notes payable, excluding interest                                       $265,681          $161,413
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

June 30, 2006

NOTE 15 - INCOME TAXES (As Restated)

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                  June 30, 2006   December 31, 2005
                                  -------------   -----------------
Deferred Tax Asset:
Net operating loss carryforward    $ 6,639,760       $ 6,468,683
Valuation allowance                 (6,639,760)       (6,468,683)
                                   -----------       -----------
Net deferred tax asset             $        --       $        --
                                   ===========       ===========

The Company incurred no federal income tax expense for the six months ended June 30, 2006 and for the year ended December 31, 2005, and utilized no tax carryforward losses. The Company incurred $400 and $400 of state income tax expense for the six months periods ended June 30, 2006, and June 30, 2005, respectively.

The Company has a net operating loss carryover of $26,559,040 to offset future income tax. The net operating losses expire as follows:

December 31, 2009   $ 1,431,255
             2010       947,760
             2011     1,269,670
             2017       885,291
             2019     2,289,386
             2020     2,671,128
             2021     3,736,141
             2022       850,127
             2023     1,001,233
             2024     1,760,656
             2025     9,032,084
             2026       684,309
                    -----------
         Total      $26,559,040
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

June 30, 2006

NOTE 16 - INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY (As Restated)

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

Substitution of Siteworks B Preferred Stock with $1 million

During the month of June 2006, the Company deposited an aggregate of $1,000,000 it received from Mr. Abdallah in consideration for the Company's assignment of the 100,000 Convertible Preferred Series B stock back to him, resulting in no gain or loss to the Company on the preferred shares. This substitution of cash occurred a year after the original transfer of Abdallah's 1,000,000 shares of his Siteworks Convertible Preferred Series B stock to the Company. The transaction was memorialized in an agreement between the Company and Mr. Abdallah dated July 18, 2006 and approved by its two other members of the Board of Directors. (See Note 17 - "Equity Transactions" concerning the fair value of beneficial conversion feature related to the Company's Series A convertible preferred stock received by Mr. Abdallah on August 4, 2005 in conjunction with the original Siteworks preferred stock transfer)

NOTE 17 - EQUITY TRANSACTIONS (As Restated)

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

June 30, 2006

NOTE 17 - EQUITY TRANSACTIONS (As Restated) (CONTINUED)

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

June 30, 2006

NOTE 17 - EQUITY TRANSACTIONS (As Restated)  (CONTINUED)

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

On August 4, 2005, as further discussed in Note 18 the Company's board of directors authorized the cancellation of Kamal Abdallah "Stock subscription receivable" of $4,000,000 in exchange for his return of the 1,533,333 shares for Company cancellation. In addition, Kamal Abdallah was released from assigning title to the real estate with an appraised value of $4,000,000 to the Company. In consideration for the aforementioned rescission transactions, the Company was required to and did issue 100,000 Class A convertible preferred shares and Kamal Abdallah was required to transfer marketable securities having an aggregate fair value of $1,000,000 to the Company. See Note 18 above entitled "Investment in Preferred Series B Rule 144 restricted stock of Siteworks Building and Development Co, publicly-traded entity" for a description of the securities furnished by Kamal Abdallah to the Company.

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

The fair value of the common stock that would be issued under the Series A preferred stock conversion feature, based on the trading price of the common stock on August 4, 2005 of $40,000,000 exceeded the consideration of $1,000,000 received for the issuance of the preferred stock. Accordingly, during the year ended December 31, 2005 the Company has reflected a dividend in the form of a beneficial conversion feature, to the extent of the consideration received ($1,000,000), offset by a corresponding credit to additional paid in capital. The Company recorded a beneficial conversion relating to the conversion of the Class A preferred stock because the fair market value of the common stock was greater than the face value of the preferred stock. The beneficial conversion as measured is limited to the capital raised from the sale of the preferred stock pursuant to EITF 98-5.

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

June 30, 2006

NOTE 17 - EQUITY TRANSACTIONS (As Restated)   (CONTINUED)

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

June 30, 2006

NOTE 17 - EQUITY TRANSACTIONS (As Restated)  (CONTINUED)

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

June 30, 2006

NOTE 17 - EQUITY TRANSACTIONS (As Restated) (CONTINUED)

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

June 30, 2006

NOTE 17 - EQUITY TRANSACTIONS (As Restated) (CONTINUED)

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

NOTE 18- RELATED PARTY TRANSACTIONS

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

June 30, 2006

NOTE 18- RELATED PARTY TRANSACTIONS (CONTINUED)

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

On May 1, 2006, Canyon Creek, a Nevada corporation, and a sixty-five percent (65%) owned joint venture subsidiary of UPDA, sold to Avalon Oil and Gas, Inc. ("Avalon") fifty percent (50%) of Canyon Creek's working interest in the oil and gas leaseholds of Canyon Creek located in Starr County, Texas for an aggregate purchase price of $75,000 cash and 7,500,000 shares of Avalon's common stock. The shares of Avalon were valued at fair market value less a twenty-five (25%) discount at the issuance date for a total of $787,500. Canyon Creek recognized revenue of $862,500 on this transaction. At June 30, 2006, due to a decrease in share price less the twenty-five (25%) discount , Canyon recognized an unrealized loss of $225,000 on the Avalon shares, bringing the fair market of the shares to $562,500.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

Under the above agreements, at June 30, 2006 the Company's future commitments are as follows:

               Years ending June 30:
               ---------------------
                        2007           $  400,000
                        2008              370,000
                        2009              270,000
                        2010              135,000
                                       ----------
                       Total           $1,175,000
                                       ==========

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

Under the above lease agreements, at June 30, 2006 the Company's future commitments are as follows:

               Years ending June 30:
               --------------------
                        2007           $32,133
                        2008            26,398
                        2009            24,698
                                       -------
                       Total           $83,229
                                       =======

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 20 - STOCK OPTIONS

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

NOTE 21 - PREFERRED STOCK (As Restated)

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

June 30, 2006

NOTE 21 - PREFERRED STOCK  (As Restated) )  (CONTINUED)

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

As discussed in Note 17 under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As described under Preferred Stock, Beneficial Conversion Features, and Conversions made into Common Stock, at least 66,668 shares of the preferred stock may be converted into common stock on or after October 3, 2005, which equate to 66,668,000 shares of common stock.

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

A total of 91 shares of unlettered convertible preferred stock, as restated, was converted into 25,855,000 shares of common stock, as restated, during the year ended December 31, 2005, valued at $25,855, based on the conversions described in the two preceding paragraphs - See Note 23.

During the six months ended June 30, 2006, the Company advised its stock transfer agent that it should convert certificates surrendered representing 500 shares, as restated, of $.001 par value unlettered convertible preferred stock held by Miramar into common stock of the Company at a conversion rate of 0.002, , (250,000,000 shares of common stock on a fully converted basis). These previously restricted preferred shares had been in the hands of holders for a period in excess of two years from the date the convertible preferred shares were issued by the Company. Accordingly, these convertible preferred shares qualified to be released from that share trading restriction and the underlying common stock from the conversion can now be freely trading shares. During the six months ended June 30, 2006, a block of 282 shares of "unlettered" preferred shares as restated were converted into 140,810,002 shares, as restated, of common stock under this arrangement. The shares were valued at $140,810.

As discussed above under "Chronological Listing of Common and Preferred Stock Equity Transactions," the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As of November 20, 2006, none of these preferred shares have as yet been converted to common stock. If these preferred shares had been converted to common stock as of June 30, 2006, Kamal Abdallah and Christopher McCauley, as officers of the Company would control 26% of the ownership of the Company common stock, while Bratenahl would control 2% and Mirimar would control 27%.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 21 - PREFERRED STOCK (As Restated) ) (CONTINUED)

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

NOTE 22 - SUBSEQUENT EVENTS

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

June 30, 2006

NOTE 23 - RESTATEMENT OF PRIOR AND CURRENT YEAR'S FINANCIAL INFORMATION

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

The transactions for which the corrections discussed in the preceding paragraph were made are properly described in Note 21 - Preferred Stock (As Restated).

In addition to the restatements described in the preceding three paragraphs NOTE 16 entitled "INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY" has been restated to reflect updated information concerning the ultimate disposition of an investment in certain preferred stock the Company has received from Kamal Abdallah during the year ended 2005.

The Company revisited its computation of revenue and depletion expense as of June 30, 2006. An $8,458 overstatement was made in the Company's recording of accounts receivable in the 2006 financial statements as of June 30, 2006, resulting in a decrease in accounts receivable to $73,993. An $15,838 overstatement was made in the Company's recording of revenue from oil and gas in the 2006 financial statements as of June 30, 2006, resulting in a decrease in revenue from oil and gas to $202,631. A $187,500 overstatement was made in the Company's recording of sale of lease as of June 30, 2006, resulting in a decrease in sale of lease to $862,500.

A $1,515,462 overstatement was made in the Company's recording of oil and gas properties subject to amortization as of June 30, 2006, resulting in a decrease in oil and gas properties subject to amortization to $1,818,263. A $1,425,077 understatement was made in the Company's recording of oil and gas properties not subject to amortization as of June 30, 2006, resulting in an increase in oil and gas properties not subject to amortization to $4,169,679. A $198,929 overstatement was made in the Company's recording of accumulated depletion as of June 30, 2006, resulting in a decrease in accumulated depletion to $26,275. These reclassifications resulted in an overall decrease in gross oil and gas properties of $90,385 and an overall increase in net oil and gas properties of $108,544 as of June 30, 2006.

An understatement of $85,818 was made in the Company's recording of the acquisition of Catlin as of June 30, 2006, resulting in an increase in acquisition of Catlin to $2,386,818.

A $198,929 overstatement and a $40,526 overstatement was made in the Company's recording of depletion expense and cost of good sold, respectively, as of June 30, 2006, resulting in a decrease in depletion expense to $12,964 and a decrease in cost of goods sold to $59,205. These reclassifications to revenue and depletion expense resulted in an overall increase in gross income of $298,617 as of June 30, 2006. An overstatement of $225,000 was made in the Company's recording of loss on marketable securities as of June 30, 2006. This and items mentioned above resulted in a decrease in loss before provision for income taxes of $196,281 to $452,688.

A $3,640,000 overstatement was made in the Company's recording of beneficial conversion for the six months ended June 30, 2006. This resulted in a decrease in loss attributable to common stockholders of $3,640,000.

As a result of the above-mentioned, net loss after minority interest decreased $134,372 to $684,309 and loss attributable to common stockholders decreased by $3,774,372 to $684,309 at June 30, 2006. In addition, accumulated deficit increased by $157,583,157 to $190,391,929 and additional paid in capital increased by $157,717,529 to $189,443,227 at June 30, 2006.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Notes to the Consolidated Unaudited Financial Statements

June 30, 2006

NOTE 24 - LITIGATION (AS RESTATED)

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

The Company is contending that Donald Orr had received and/or incurred expenses that were not related to Canyon Creek, based upon a preliminary internal investigation. Upon being confronted with these allegations, Mr. Orr resigned his position with Canyon Creek. The Company is the process of filing a counter claim that would include USPX to relinquish their 30% equity interest in Canyon Creek and repayment of cash received that was spent inappropriately.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - For the Three and Six Months Ended June 30, 2006

Oil and natural gas sales. For the three and six months ended June 30, 2006, oil and natural gas sales revenue was $117,553 and $202,631 compared to none and none for the same periods during 2005, respectively. The revenues were the result of our producing wells in the Canyon Creek and Texas Energy subsidiaries.

Sale of lease. The profit on the sale of the Canyon Creek lease was $862,500 for both the three and six months ended June 30, 2006 compared to none for both the three and six months ended June 30, 2005, respectively.

Management fee income. For the both the three and six months ended June 30, 2006, management fee income was $14,256 compared to none for both of the same periods during 2005, respectively.

Oil and gas production costs. Our lease operating expenses (LOE) were $11,287 for both the three and six months ended June 30, 2006, respectively. Our LOE were none for both the three and six months ended June 30, 2005, respectively. Our production costs were $15,755 and $20,281 for the three and six months ended June 30, 2006 compared to none for both the three and six months ended June 30, 2005, respectively.

Cost of lease sold. The cost of lease sold by Canyon Creek was $47,000 for both the three and six months ended June 30, 2006 compared to none for both the three and six months ended June 30, 2005, respectively.

Depreciation and depletion. Our depreciation and depletion expense was $15,527 and $20,570 for the three and six months ended June 30, 2006, compared to none for both the three and six months ended June 30, 2005. The increase was a result of our entry into the energy business, and our recent purchases of office equipment.

General and administrative expenses. General and administrative expenses increased by $444,571 and $536,771 to $465,859 and $611,948 for the three and six months ended June 30, 2006, compared to the same periods in 2005. The increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and entry into the energy business.

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

Net loss after minority interest. Net loss decreased by $84,471 for the three months ended June 30, 2006 to $299,683 when compared to the same period in 2005. Net loss decreased by $5,959,239 to $684,309 for the six months ended June 30, 2006 when compared to the same period in 2005. The reasons for this decrease include the large decrease in stock issued for consulting fees and services due to the new management team, our exit from the real estate business, and our entry into the energy business.

Revenues Year to Date by Geographic Section

All revenue from sales of crude oil and gas during the six months ended June 30, 2006 were in the State of Texas.

Capital Resources and Liquidity

As shown in the consolidated financial statements, as of June 20, 2006, the Company had cash on hand of $380,241, compared to $132,935 at December 31, 2005. The Company had positive net cash flows from operations for the six months ended June 30, 2006 of $264,704 compared to negative net cash flows of $233,450 for the same period in 2005 due principally to the efforts of the management team to settle or reduce older payables.

The Company had negative cash flows from investing activities for the six months ended June 30, 2006 of $3,761,666 compared to none in the same period in 2005 mainly due to investments in oil and gas leaseholds including expenditures for revitalization of the wells.

Cash inflows from financing activities during the six months ended June 30, 2006 of $3,744,268 consisted of $3,640,000 of cash raised through the sales of Class B Convertible Preferred Stock and $104,268 in notes payable, compared to inflows of $242,347 from sales of common stock and notes payable during the same period in 2005.

The Company had losses of $684,309 for the six months ended June 30, 2006. In order for the Company to continue during the next twelve months we will need to secure approximately $1.5 million of debt or equity financing. While we expect to raise the additional financing in the future, there can be no guarantee that we will be successful.

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

A material control weakness is a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As of December 31, 2005 and June 30, 2006, the management has identified that the Company has a material control weakness in its accounting for convertible preferred shares. The company did not account for the change old preferred "unlettered" shares to the proper conversion rate resulting in an induced conversion. The Company has now put procedures in place to properly account for the convertible preferred shares.

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

The Company's management believes that the Company has improved its disclosure controls and procedures and remedy the identified material weakness. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may not occur and not be detected

      The changes in our internal control over financial reporting described above were implemented subsequent to June 30, 2006. There were no changes in our internal control over financial reporting identified in management's evaluation during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously described in
Item 1A to Part I of our Form 10-KSB/A filed on November 17, 2006.

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

In furtherance of the completion of the transaction outlined in the LOI, on April 24, 2006, Avalon issued and delivered 7,500,000 shares of its common stock to CCOG. On the date of sale May 1, 2006, the closing price of Avalon's common stock was $0.14 per share, and the shares were issued at a 25% discount giving the 7,500,000 shares issued to CCOG an aggregate market value of $787,500.

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

(b) Reports  on Form 8-K:

The following reports on Form 8-K have been filed during the quarter covered by this report:

On May 3, 2006, we filed a Current Report on Form 8-K, which disclosed that Canyon Creek Oil & Gas, Inc. ("CCOG"), a Nevada corporation and a sixty-five percent (65% ) owned joint venture subsidiary of Universal Property Development and Acquisition Corporation (the "Registrant"), and Avalon Oil and Gas, Inc. ("Avalon") had entered into a Letter of Intent (the "LOI") pursuant to which Avalon agreed to acquire fifty percent (50%) of CCOG's working interest in the oil and gas leaseholds of CCOG described on Exhibit "A" to the LOI (the "Leaseholds" ), for an aggregate purchase price of $75,000 in cash and 7,500,000 shares of Avalon's common stock.

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

Dated: November 20, 2006
UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION


                                      By: /s/ Kamal Abdallah
                                          ------------------------------------
                                            Kamal Abdallah
                                            President, Chief Executive Officer


       Dated: November 20, 2006       By: /s/ Christopher McCauley
                                          ------------------------------------
                                            Christopher McCauley
                                            Vice-President, Secretary

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Report:

     Exhibit
     Number Description Of Document
     ----   -----------------------

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