Form 10KSB
period 2006-12-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2007-04-09
CIK 923771

United States Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934,

For The Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For The Transition Period From ___________ To __________

Commission file number: 0-25416

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-3014499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

14255 U.S. Highway #1, Suite 209, Juno Beach, FL 33408
(Address of principal executive offices) (Zip Code)

(561) 630-2977
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.001 per share

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Registrant's revenues for its most recent year ended December 31, 2006 were $581,279.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 31, 2007 was $34,662,788 based on the closing bid price of $0.07 per share as reported on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") operated by the National Association of Securities Dealers, Inc.

As of March 31, 2007, the registrant had 498,039,108 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Historical Background

Universal Property Development and Acquisition Corporation was incorporated in the State of California in 1982 under the name Tahoe Lake Concession. In August 1983 we changed our name to BAOA, Inc., in November 2000 we changed our name to Call Solutions, Inc., and in November 2003 we changed our name to Procore Group, Inc. In June 2005, our Board of Directors authorized and approved the upstream merger of our wholly owned subsidiary, Universal Property Development and Acquisition Corporation, a Nevada corporation which had no operations, with and into UPDA pursuant to Chapter 92A of the Nevada Revised Statutes (the "Upstream Merger"). The Upstream Merger became effective on June 17, 2005, when we filed Articles of Merger with the Nevada Secretary of State. In connection with the Upstream Merger, and as authorized by Section 92A.180 of the Nevada Revised Statutes, we changed our state of domicile from California to Nevada and changed our name from Procore, Inc. to Universal Property Development and Acquisition Corporation. The Board of Directors of UPDA as it existed prior to the Upstream Merger survived the merger with no resignations or new appointments.

As a result of the name change, our common stock now trades on the OTC Bulletin Board under the trading symbol “UPDA.OB”. Our common stock also trades on the Berlin Stock Exchange under the trading symbol “UP1.BE”; on the XETRA Stock Exchange under the trading symbol “UP1.DE”; on the Frankfurt Stock Exchange under the trading symbol “UP1.F”; on the Munich Stock Exchange under the trading symbol “UP1.MU”; and on the Struttgart Stock Exchange under the trading symbol “UP1.SG”.

General

Our principal executive offices are located at 14255 U.S. Highway 1, Suite 209, Juno Beach, FL 33408, and our telephone number is (561) 630-2977.

We are engaged in the oil and natural gas acquisition, production, development, storage, distribution and blending industry. We currently have operations in the State of Texas. Our focus for the current fiscal year will be on developing our existing properties and operations, while continuing to pursue acquisitions of oil and gas properties with the potential for increased production through the application of modern production technologies.

We operate as a holding company. We operate in one segment and our business operation is focused primarily on Exploration and Production. We currently operate our own fields through our wholly owned UPDA Operators, Inc. subsidiary. Additionally, we currently own an oil and gas gathering system that is approximately 85 miles of pipeline. Our operations are conducted through our subsidiaries, which are either wholly-owned or operate as joint ventures with other entities in the oil and natural gas acquisition, development, production or transportation industry. Through the formation of subsidiaries and joint ventures, we have been able to expand our portfolio of assets, broaden our base of operations and hire or otherwise engage individuals with extensive industry knowledge and experience.

Our current operating subsidiaries and joint ventures are UPDA Operators, Inc., UPDA Texas Trading, Inc., US Petroleum Depot, Inc., Catlin Oil & Gas, Inc., Ambient Wells Services, Inc., Canyon Creek Oil & Gas, Inc., West Oil & Gas, Inc., Texas Energy, Inc. and Texas Energy Pipeline & Gathering Systems, Inc.

Operations

The following is a description of the operations and entities that are in our business.

Exploration and Production

The primary purpose of our Exploration and Production focus is the acquisition and development of currently producing oil and gas properties with existing wells that are in need of modernization through the use of technology. The goal of our operations in the Exploration and Production division is to acquire oil and gas leases on such properties and improve the profitability of the existing oil and gas wells. The objective is to improve the oil and gas output of the existing wells on our leased properties through the modernization of the well equipment and the application of various new production increasing technologies.

Where appropriate, we may also drill additional wells on our leased properties to increase the productivity of that property. We will only engage in such drilling when the prospects for increased productivity are strong and the risk of drilling a non-producing well is low. To date we have not drilled any new wells on our leased property.

The oil and gas lease properties in our Exploration and Production portfolio are owned by four of our majority owned joint venture companies. The names of these joint venture companies are Canyon Creek Oil & Gas Inc. (“CCOG”), a Nevada corporation, Catlin Oil & Gas, Inc. (“Catlin”), a Nevada corporation, West Oil & Gas Inc. (“WOG”), a Nevada corporation, and Texas Energy, Inc. (“TEI”), a Nevada corporation. The operations of the properties are managed by our wholly-owned subsidiary UPDA Operators, Inc. (“UPDA-OI”), a Nevada corporation.

Canyon Creek Oil & Gas, Inc.

Canyon Creek Oil & Gas Inc. (“CCOG”), a Nevada corporation, was formed in July 2005 as a joint venture entity between us, US Production & Exploration, LLC (“USPX”) and Triple Crown Consulting (“TCC”) for the purpose of acquiring certain currently producing oil and gas properties, low risk drilling prospects and existing oil and gas wells on properties in several locations in the State of Texas. We own sixty percent (60%) of the capital stock of CCOG, USPX owns thirty percent (30%) of the capital stock of CCOG, TCC owns five percent (5%) of the capital stock of CCOG, and Anjos Partners Ltd. (“APL”) recently acquired five percent (5%). CCOG holds the leases to approximately sixty (60) oil and gas wells located on more than 2,000 acres in North Texas. CCOG also holds leases on oil and gas properties located in Archer, Palo Pinto, Young, Victoria and Coleman County, Texas. CCOG is pursuing a revitalization program on some of its properties in order to improve production and profitability and to bring more wells on line. CCOG owns a 100% working interest in all the wells covered by its leases.

The following table shows the status of the wells at December 31, 2006 owned by CCOG on its leases:

Site County	Total Acres	Total Wells	Wells Online
Coleman County	915	16	10
Archer County	960	17	8
Palo Pinto County	614	28	0
Victoria (Inez Field)	243	1	0
Young County	40	1	0

Total	2,772	63	18

Catlin Oil & Gas, Inc.

Catlin Oil & Gas Inc. (“Catlin”), a Nevada corporation, was formed in 2006. It is a joint venture entity between us, Eleben Partners, Ltd (“EPL”) and APL for the purpose of acquiring certain currently producing oil and gas properties, low risk drilling prospects and existing oil and gas wells on properties in Jack County, Texas. We own ninety percent (90%) of the capital stock of Catlin, EPL owns five percent (5%) of the capital stock of Catlin, and APL owns five percent (5%) of the capital stock of Catlin. Catlin holds the leases to approximately sixty-five (65) oil and gas wells located on more than 3,000 acres in Jack County, Texas. Catlin is currently pursuing a revitalization program on all of its leases in order to improve production and profitability and to bring more wells on line.

The following table shows the current status of the work being done by Catlin on its leases:

Site County	Total Acres	Total Wells	Wells Online
Jack County	3,000	65	22

Total	3,000	65	22

West Oil & Gas, Inc.

West Oil & Gas Inc. (“WOG”), a Nevada corporation, was formed in October 2005 as a joint venture entity between us, the Masaood Group (“MG”), Triple Crown Consulting, Inc. (“TCC”), and RAKJ, Inc. (“RI”) for the purpose of potentially acquiring oil and gas properties and existing wells in the state of Utah. We own seventy percent (70%) of the capital stock of WOG, MG owns twenty percent (20%) of the capital stock of WOG, and TCC and RI each own five percent (5%) of the capital stock of WOG. WOG did not pursue the acquisition of leases on the properties in Utah, and WOG is currently in the process of reviewing the potential acquisition of oil and gas leases on properties in the State of Texas.

As of December 31, 2006, WOG did not have any business operations or assets.

Texas Energy, Inc.

Texas Energy, Inc. (“TEI”), a Nevada corporation, was formed in March 2006 as a joint venture entity with Sundial Resources, Inc. for the purpose of acquiring and developing the Thresher-Medlin leasehold on properties in Young County, Texas. Upon the formation of this joint venture entity, we owned seventy percent (70%) of the capital stock of TEI and Sundial Resources, Inc. owned the remaining thirty percent (30%) of the capital stock of TEI.

In December 2006, but effective July 01, 2006, TEI entered into a series of agreements where TEI assigned its interests in Threser-Medlin leases to Sundial Resources Inc, and paid Sundial Resources Inc. $200,000 in return for its stock in Texas Energy Inc. As a result, UPDA owns one hundred percent (100%) of the capital stock of TEI. As of December 31, 2006, TEI had no business operations or assets.

UPDA Operators, Inc.

UPDA Operators, Inc. (“UPDA-OI”), a Nevada corporation, was formed in 2006 as a wholly-owned subsidiary of the company. UPDA-OI is designated by the Texas Railroad Commission as the operator of all UPDA subsidiaries leases and additionally provides managerial, legal and administrative services for all of the properties in our Exploration and Production division. UPDA-OI employs the personnel that engage in the managerial and administrative activities that are necessary to operate the properties owned by CCOG, Catlin and WOG and TEI. UPDA-OI, among other things, provides operational, geological, engineering, legal, land and handles accounting and bookkeeping activities necessary to commercially operate the assets of the company that are in our Exploration and Production division. By centralizing the division’s operations in UPDA-OI, we take advantage of economies of scale, maximize the productivity of employees and avoid duplicative costs and activities.

Business Developments in Our Exploration and Production Division

Since August 2005, we have striven to build our asset base and achieve growth in our Exploration and Production division primarily through the acquisition of leases on currently producing oil and gas properties with existing oil and gas wells that will benefit from the application of modern production technologies and low risk drilling prospects. From the implementation of our business plan through December 31, 2006, we have increased our proved reserves to approximately 15,714 Barrels of Oil and 109,983 Mcf of natural gas, based on third party engineering reports by Long Consultants Inc and Eventech Inc. As of December 31, 2006, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately .$.438 million. We spent approximately $3.4 million on acquisitions and capital projects during 2006.

We have a portfolio of oil and natural gas reserves, with approximately 46% of our proved reserves consisting of oil and approximately 54% consisting of natural gas. Approximately 100% of our proved reserves are classified as proved developed producing, or “PDP.” None of our proved reserves are classified as proved developed non-producing, or “PDNP,” and approximately none are classified as proved undeveloped, or “PUD.”

Management believes its reserves are substantially higher than what is reflected in the independant third party reserve report. These third party reserve reports were impacted by the transition of operations from TransPecos (Orr) to UPDA Operators and by a active workover program.. Third party engineers require approximately 120 days of consistent production which UPDA was unable to achieve on many of its properties.

Management intends to continue to monitor production from the wells on a quarterly basis to assess whether the oil and gas properties are further impaired than what was reflected as of December 31, 2006.

Ambient Wells Services, Inc.

Ambient Wells Services, Inc. (“Ambient”), a Nevada corporation, was formed in 2006 as a joint venture with Damary. We own eighty percent (80%) of the capital stock of Ambient, Damary owns twenty percent (20%) of the capital stock of Ambient. Ambient was formed for the purpose of providing operational and maintenance services to all of the wells and oil production equipment located on the properties in our Exploration and Production division.

Texas Energy Pipeline and Gathering Systems, Inc.

Texas Energy Pipeline and Gathering Systems, Inc. (“TEPG”), a Nevada corporation, was formed in 2006 as a wholly-owned subsidiary of the company. TEPG owns no assets at December 31, 2006.

US Petroleum Depot, Inc.

US Petroleum Depot, Inc. (“US Petroleum”), a Nevada corporation, was formed in 2006 as a wholly-owned subsidiary of the company. In late 2006, US Petroleum entered into an agreement to purchase an oil blending and distribution facility located at 32 Espiritu, Brownsville, Texas. US Petroleum closed on the storage facility in the first quarter of 2007. The property leased and operated by US Petroleum consists of, but is not limited to: (i) approximately 5.45 acres of real property, (ii) four oil storage tanks with an aggregate capacity of 48,000 barrels, (iii) ship channel access via two 8 inch diameter oil pipelines that measure 2,000 feet each, (iv) a railroad spur to receive or load oil via rail cars with a capacity of up to 800 barrels each and (v) equipment to allow the loading and unloading of oil from tanker trucks.

U.S. Petroleum intends to use the Brownsville facility in the operation of its business of receiving, storing and distributing petroleum products. The Brownsville facility will allow U.S. Petroleum to receive and to load barges of diverse capacities, and to receive and load rail cars. US Petroleum is currently preparing manifolds to accommodate the pumps required in order to receive shipments of petroleum via truck transport. U.S. Petroleum contracted the firm of MWS Consultants of Brownsville, Texas to assist in the preparation of the proper documentation to be filed with regulators such as the United States Coast Guard, OSHA, EPA and has now obtained all operational permits required for its business operations.

Competitive Business Conditions

We operate in a highly competitive environment for acquiring properties, modernizing existing wells, marketing oil and natural gas and securing trained personnel. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

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

Major Customers

We principally sell our oil and natural gas production to marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year 2006, one purchaser, Sunoco Partners Marketing & Terminals LP, was responsible for generating approximately 77% of our total oil sales, and one purchaser , Enbridge G & P (North Texas) LP., was responsible for generating approximately 71% of our natural gas sales. However, we believe that the loss of either of these oil and gas purchasers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

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

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

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

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Therefore, we cannot provide any assurance that the less stringent regulatory approach recently established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

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

Environmental Compliance and Risks

Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while we believe this generally to be the case for our production activities in Texas, there are various regulations issued by the Environmental Protection Agency (“EPA”) and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

In Texas, specific oil and gas regulations apply to the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as “CERCLA” or Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as “RCRA”; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

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

Management’s Business Strategies

Our goal is to increase stockholder value by 1) investing in oil and gas projects with attractive rates of return on capital employed, 2) growing our Well Services company, and 3) growing and expanding our Trading company. We plan to achieve these goals by 1) exploiting and developing our existing oil and natural gas properties and pursuing acquisitions of additional properties, 2) contracting with third parties for well maintenance services and 3) increasing the volume of our condensate trading and expanding into the fuel blending and distribution market. Specifically, we have focused, and plan to continue to focus, on the following:

Developing and Exploiting Existing Properties. We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. We believe that our current and future cash flow and financing activities will enable us to undertake the exploitation of our properties through additional drilling and development activities.

Pursuing Acquisitions. We have historically pursued acquisitions of properties that we believe to have exploitation and development potential. We will pursue an acquisition program designed to increase reserves and complement our existing core properties. We have access to an experienced team of management and engineering professionals who identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. During our fiscal year 2006, we acquired approximately 3,000 acres at an acquisition cost of approximately $2.0 million, had capital development expenditures of approximately $1.3 million. While our emphasis in 2007 and beyond is anticipated to focus on the further development of our existing properties, we will continue to look for properties with both existing cash flow from production and future development potential.

Controlling Costs through Operation of Existing Properties. We operate essentially 100% of the pre-tax PV10 value of our total proved reserves, which we believe enables us to better manage expenses, capital allocations and the decision-making processes related to our exploitation and exploration activities.

Expansion of Well Services. Through our subsidiary, Ambient Wells Services, Inc., we intend to expand our current well services operations to include existing wells that are not owned, or partly owned, by our company. Ambient employs or has contracts with an experienced group of well services professionals. Management believes that currently there is substantial demand for well servicing personnel as a result of historically high oil and natural gas prices. Many older oil and gas wells that had been inactive can now be run on a profitable basis as a result of the recent increases in oil and gas prices. Management believes that this increase in well operating activity will enable the company to enter into well servicing contracts through Ambient, and to thereby leverage Ambient’s personnel into a new source of revenue for the company.

Expansion of Trading. Through our wholly-owned subsidiary, US Petroleum Depot, Inc., we intent to expand our current condensate trading operations and enter into the fuel blending and wholesale distribution markets. Pursuant to our relationship with UPDA Texas Trading, we estimate that approximately 40,000 barrels of condensate per month are currently received, stored and distributed by US Petroleum at the Brownsville facility. US Petroleum expects to research and develop a unique formula for unleaded gasoline through the blending of fuels with varying octane levels. US Petroleum is in the process of cultivating a distribution network to market and deliver this new product to independent dealers and retail outlets. As this network matures, we intend to increase the volume of production and we anticipate the acquisition of additional storage and blending facilities to facilitate this business area.

Current Employees

As of December 31, 2006, we had 19 full-time employees. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

We, or our subsidiaries and joint venture entities, retain certain engineers, geologists, landmen, pumpers and other personnel on a contract or fee basis as necessary for our operations.

ITEM 1A - RISK FACTORS

You should carefully consider each of the risks described below, together with all of the other information contained or incorporated by reference in this Annual Report. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading prices of our common stock could decline.

General Risks Related to Our Company

We Have a Limited Operating History.

Because our business plan was only adopted in July 2005 we have a limited operating history. Such limited operating history makes it more difficult to predict whether or not we will be successful in the future. Our future financial and operational success is subject to the risks, uncertainties, expenses, delays and difficulties associated with managing a new business, many of which may be beyond our control. In addition, we compete in a volatile and highly price sensitive industry and we may face many uncertainties. Our success will depend on many factors, including those described in this Risk Factors section.

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

Managing Growth and Expansion.

We currently anticipate a period of growth as a result of the recent changes in our corporate structure and the production and sale of oil and gas by our subsidiaries and joint venture entities under the leases on their properties. The resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing any such expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	the price and quantity of imports of foreign oil and natural gas;

•	political conditions, including embargoes, in or affecting other oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

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

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment failures or accidents;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	title problems; and

•	limitations in the market for oil and natural gas.

If our assessments of recently purchased properties are materially inaccurate, it could have significant impact on future operations and earnings.

The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

•	the amount of recoverable reserves;

•	future oil and natural gas prices;

•	estimates of operating costs;

•	estimates of future development costs;

•	estimates of the costs and timing of plugging and abandonment; and

•	potential environmental and other liabilities.

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

Our prospects are in various stages of evaluation, ranging from prospects that are currently being developed, to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage of our proved reserves are currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•	fires and explosions;

•	personal injuries and death; and

•	natural disasters.

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

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•	discharge permits for drilling operations;

•	drilling bonds;

•	reports concerning operations;

•	the spacing of wells;

•	unitization and pooling of properties; and

•	taxation.

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

With the recent increase in the prices of oil and natural gas, we have encountered an increase in the cost of securing drilling rigs, equipment and supplies. Shortages or the high cost of drilling rigs, equipment, and supplies are expected to continue in the near-term. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

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

Risks Relating to Our Common Stock

The market price of our stock may be affected by the issuance of additional shares of our common stock upon the conversion of shares of our preferred stock.

As of March 31, 2007 we had an aggregate of 108,178 shares of two classes of preferred stock outstanding, which are convertible, or will be convertible within the next twelve (12) months, into an aggregate of 263,560,000 restricted shares of our common stock.

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

Our Common Stock Is Subject To "Penny Stock" Restrictions Under Federal Securities Laws, Which Could Reduce The Liquidity Of Our Common Stock

The Securities and Exchange Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On April 5, 2007, the closing price for our common stock, as quoted on the Over the Counter Bulletin Board, was $0.06 per share and therefore, our common stock is designated a "Penny Stock." As a penny stock, our common stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

On August 4, 2005, the Company issued 80,000 shares of the company’s Series A Convertible Preferred Stock to Kamal Abdallah for an aggregate purchase price of $800,000. Each share of the Preferred Stock is convertible into 1,000 shares of UPDA common stock. All of the shares of Mr. Abdallah's Preferred Stock are currently convertible, or are convertible within the next sixty (60) days, into 80,000,000 shares of UPDA common stock. Mr. Abdallah paid for the shares of Preferred Stock in cash.

On August 4, 2005, the Company issued 20,000 shares of the company’s Series A Convertible Preferred Stock to Christopher McCauley for an aggregate purchase price of $200,000. Each share of the Preferred Stock is convertible into 1,000 shares of UPDA common stock. All of the shares of Mr. McCauley’s Preferred Stock are currently convertible, or are convertible within the next sixty (60) days, into 20,000,000 shares of UPDA common stock. Mr. McCauley paid for the shares of Preferred Stock in cash.

In addition, as of March 20, 2007, we had 235,590 shares of our Procore Preferred Stock (as defined below) and 8,178 shares of our Class B Preferred Stock issued and outstanding. In the aggregate, these outstanding shares of Procore Preferred Stock and Class B Preferred Stock will be convertible within the next twelve (12) months into 46,166,048 shares of our common stock. The issuance of such a substantial number of shares of our common stock, or the perception that such issuances will occur, may have a depressive effect on the market price of our common stock. Furthermore, such share conversions or the perception that such share conversions will occur, could also impair our ability to raise capital or make acquisitions through the issuance of our common stock. See the “Item 5 - Market for Registrant’s Common Stock and Related Stockholder Matters” section of this Annual Report for a more detailed description of our capitalization.

The ownership of our voting capital stock is closely held, making a small group of shareholders the major shareholders in our company.

Approximately 17% of the outstanding voting shares of our capital stock is currently held by two (2) insiders. See the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” section of this Annual Report. Consequently, this small number of shareholders will be major shareholders in affecting the business decisions of our company, including, but not limited to, the election of the members of our Board of Directors.

ITEM 2 - DESCRIPTION OF PROPERTY

Oil and Gas Properties

General Background

Since the implementation of our business plan in July 2005, we have begun to build an asset base and achieve growth primarily through property acquisitions, but with some exploitation activities. From the implementation of our business plan through December 31, 2006, our proved reserves are 34,045 Boe. All reserves are from properties located in Texas. We spent approximately $3.5 million on capital projects during 2006. We expect to further develop these properties through additional workovers, recompletions and development drilling. Although our focus will be on development of our existing properties and businesses, we also intend to continue seeking acquisition opportunities that compliment our current portfolio. We intend to fund our development and acquisition activities through the use of cash flow from operations, cash on hand, and the proceeds of future financing transactions. We believe that our acquisition experience, together with our operating experience and efficient cost structure, provides us with the potential to continue our growth.

We have a portfolio of oil and natural gas reserves, with approximately 46% of our proved reserves consisting of oil and approximately 54% consisting of natural gas. Approximately 100% of our proved reserves are classified as proved developed producing, or “PDP.” None of our proved reserves are classified as proved developed non-producing, or “PDNP,” and approximately none are classified as proved undeveloped, or “PUD.”

The following table summarizes our total net proved producing reserves as of December 31, 2006.

Geographic Area	Oil	Natural Gas	Total
	(Bbl)	(Mcf)	(Boe)
Texas	15,714	109,983	34,045

Management believes it reserves are substantially higher than what is reflected in the third party reserve report. The third party reserve reports were impacted by the transition of operation from TransPecos (Orr) to UPDA Operators and by a active workover program.. Third Party Engineers require approximately 120 days of consistent production which UPDA was unable to achieve on many of its properties.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. Our average production costs, per Boe was $59.07 in 2006. UPDA costs were negatively impacted by delays in being named operator and the resulting delays in workovers as a result of ongoing litigation. Net costs capitalized during the year ended December 31, 2006, related to our oil and natural gas producing activities are shown below.

For the Year Ended December 31, 2006
Acquisition of proved oil and gas properties	$1,086,756
Acquisition of unproved oil and gas properties	2,735,433
Acquisition of oil field equipment	2,092,651
Sale of overriding royalty interests on the leases of CCOG, Catlin, TE Pipeline	(1,000,000)
Total Capitalized	4,914,840
Less depreciation & depletion expense	(132,793)
Net Capitalized Costs	$4,782,047

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on reports prepared by third party consultants in accordance with the provisions of SFAS 69, “Disclosures About Oil and Gas Producing Activities.” The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States.

Other Properties and Commitments

In January 2006, the Company entered into a lease for office space in Florida. The lease expires February 28, 2009, and provides an option to renew for one additional term of three years. Annual rent under the lease is $20,398, subject to annual escalations.

On July 31, 2006, UPDA-O entered into a lease agreement with Malone & Cruz Lease Partnership for office space in Jacksboro, Texas. The lease expires July 31, 2009, and the minimum monthly rent is $500.

On August 1, 2006 the Company entered into a Lease agreement with Livable Machines, LLC for office space in Cleveland, Ohio. The lease expires August 1, 2009 and provides an option to renew for one additional term of three years. Annual rent under the lease is $12,000.

On August 15, 2006 the Company entered into a lease agreement with Crescent Real Estate Funding XII, L.P for office space in Dallas, Texas. The lease is for a period of 64 months commencing on September 1, 2006 with rent of $3,659 per month, and is subject to annual escalations.

On August 22, 2006 US Petroleum Depot Inc entered into a rental lease agreement with Brownsville Navigation District of Cameron County, Texas, for a term of five years payable semi-annually in installments of $9,801. The leased property is for the sole purpose of shipping and receiving oil products.

On September 27, 2006 the Company entered into a lease agreement with R.M Crowe Property Management, LP for office space in Houston, Texas. The lease has a term of sixty months, with rent of $2,800 per month, and is subject to annual escalations.

ITEM 3 - LEGAL PROCEEDINGS

In June of 2006 Texas Energy entered into an agreement for the purchase of a pipeline and certain other oil and gas assets for $1.7 million. As part of the transaction Texas Energy remitted a deposited of $100,000. Subsequently as title to those assets was under review, it was determined that clear title could not be established and the Sellers were notified orally of Texas Energy’s intention to cancel the transaction. Although this oral notification was provided prior to the deadline set forth in the contract for the return of the deposit, written notification was not provided by Texas Energy’s attorney until after that deadline had passed. Upon notification from the Seller’s counsel and that he intended to release the escrow to his client, Texas Energy immediately filed suit and obtained an injunction against the release of the funds.

Texas Energy is currently in negotiations for the purchase of oil and gas leases located in Palo Pinto, Texas for $2.8 million. The seller has agreed to apply the $100,000 paid in the above transaction to the purchase price of this transaction in settlement of the litigation.
On November 17, 2005 the Company, USPX, and Triple Crown Consulting ("TCC"), a private corporation, entered into a joint venture agreement (the "Agreement"). Pursuant to the terms of the Agreement, the Company, USPX and TCC formed Canyon Creek as the joint venture entity to carry out the proposed operations of the joint venture. At the present time, the Company owns 60% of the capital stock of Canyon Creek, USPX owns 30% of the capital stock of Canyon Creek, TCC owns 5% of the capital stock of Canyon Creek, and Anjos Partners, LLC owns 5% of the capital stock of Canyon Creek.

Under the terms of the Agreement, and as consideration for their respective shares of the capital stock of Canyon Creek, the Company invested $1,200,000 to finance the operations of the joint venture, USPX assigned certain oil and gas leases to the joint venture and TCC agreed to provide ongoing management consulting services to the joint venture. The leases assigned to the joint venture by USPX cover approximately two thousand acres and contain approximately 60 oil and gas wells. The joint venture also acquired additional acreage and wells and intended to pursue further acquisitions of currently producing oil and gas properties, low risk drilling prospects and existing wells in need of technology to improve profitability. In addition, USPX principal was installed as President of Canyon Creek.

The Company paid approximately an additional $2 million in workover costs that were incurred to place the oil and gas wells into working order.

USPX was responsible for the day-to-day operations of Canyon Creek, but the Company has control over the appointment of the financial officer of Canyon Creek. USPX was to be paid a managerial fee equal to 7.5% of the net operating revenue of Canyon Creek.

As a result of a review of the activities and expenditures of Canyon Creek that were undertaken and/or approved by USPX, the Company requested an explanation from USPX for apparent improprieties and mismanagement. As a result of that request, Don Orr submitted his resignation as President and board member of Canyon Creek and USPX was dismissed as manager of the properties.

On April 12, 2006 USPX filed suit against the Company, alleging that the Company had breached the above joint venture agreement. Specifically, USPX alleged that the Company committed wrongful acts, including the misappropriation of opportunities, misappropriation of business and proprietary information, fraud, and conspiracy to intentionally cause damage to USPX. In addition USPX is alleging that it has failed to receive any or all of the consideration that it was promised by the Company or Canyon Creek. USPX is also alleging that the Company and Canyon Creek fraudulently induced USPX and its principal, Donald Orr, into causing the transfer and assignment of certain oil and gas interests held by them.

The Company is contending that Donald Orr had received and/or incurred expenses that were not related to Canyon Creek, based upon a preliminary internal investigation.  Upon being confronted with these allegations, Mr. Orr resigned his position with Canyon Creek. The Company is in the process of filing a counter claim that would induce USPX to relinquish its 30% equity interest in Canyon Creek and repay the cash it had received and spent inappropriately.

On June 20, 2006 the Company filed a response denying the allegations. The matter is currently pending. As of the consolidated balance sheet date, the Company has not accrued any costs related to this matter, because the Company believes the suit is without merit. In addition, “Oil and Gas Property” assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled $1,970,000 on December 31, 2006. Revenues already earned from October 2005 to December 2006 totaled $382,000.

As of December 31, 2006, Miller Electric, a vendor, filed suit against the Company for $51,000 for unpaid invoices. The Company is currently negotiating a settlement for the lawsuit with Miller Electric.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our securities holders during our quarter ended December 31, 2006.

PART II

ITEM 5 -  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for our Common Stock

Our common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “UPDA.OB”. Our common stock also trades on the Berlin Stock Exchange under the trading symbol “UP1.BE”; on the XETRA Stock Exchange under the trading symbol “UP1.DE”; on the Frankfurt Stock Exchange under the trading symbol “UP1.F”; on the Munich Stock Exchange under the trading symbol “UP1.MU”; and on the Struttgart Stock Exchange under the trading symbol “UP1.SG”.

The following table sets forth the range of high and low closing bid prices for our common stock for the periods indicated as reported by the National Quotation Bureau, Inc. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

Period	High Bid	Low Bid
1st Quarter 2005	$0.14	$0.04
2nd Quarter 2005	0.05	0.01
3rd Quarter 2005	0.88	0.25
4th Quarter 2005	1.00	0.21

1st Quarter 2006	$0.55	$0.17
2nd Quarter 2006	0.23	0.07
3rd Quarter 2006	0.05	0.11
4th Quarter 2006	0.16	0.07

1st Quarter 2007	$0.14	$0.06

As of April 5, 2007, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on our common stock were $0.061 and $0.062 respectively.

Record Holders

As of March 31, 2007, there were approximately 400 holders of record of our common stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The beneficial owners of such shares are not known to us.

As of March 31, 2007, the shareholders list from our transfer agent shows that there were 498,039,108 shares of common stock outstanding. Of those shares, 2,856,429 shares, or 1% percent of our outstanding common stock, were owned by our officers and directors.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, we issued 8,041,000 shares of our common stock as payment for past services rendered by various consultants to the company. We recorded non-cash compensation charges of $1,013,920 related to these issuances, reflecting the fair market value of the shares when granted. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Each of the consultants who received shares of our common stock in the above referenced transactions are accredited investors, as defined by Rule 501 of Regulation D, and have the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the year ended December 31, 2006, we issued 4,740 shares of our Class B Preferred Stock to Miramar Investments, Inc. (“Miramar”). The shares of Class B Preferred Stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar were in exchange for $4,740,000 in cash. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transactions.

During 2006 we advised our stock transfer agent that any certificates representing shares of the 36 outstanding shares of our $.001 par value convertible preferred stock issued and dated prior to June 1, 2003 (“Procore Preferred Stock”) that were surrendered by the holders thereof for conversion to shares of our common stock should be converted at a rate of 200,000 shares of common stock for each share of this Procore Preferred Stock surrendered. The outstanding shares of this Procore Preferred Stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the company. No additional consideration is payable upon the conversion of this Procore Preferred Stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of this Procore Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. During the year ended December 31, 2006, approximately 36 shares of this Procore Preferred Stock were converted into 7,200,000 shares of our common stock in the manner described above.

During 2006 we advised our stock transfer agent that any certificates representing shares of the 475 outstanding shares of our $.001 par value convertible preferred stock issued and dated prior to June 1, 2003 (“Procore Preferred Stock”) that were surrendered by the holders thereof for conversion to shares of our common stock should be converted at a rate of 500,000 shares of common stock for each share of this Procore Preferred Stock surrendered. The outstanding shares of this Procore Preferred Stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the company. No additional consideration is payable upon the conversion of this Procore Preferred Stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of this Procore Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. During the year ended December 31, 2006, approximately 475 shares of this Procore Preferred Stock were converted into 237,260,002 shares of our common stock in the manner described above.

On November 28, 2006 we advised our stock transfer agent that any certificates representing shares of the 1,217 outstanding shares of our $.001 par value convertible preferred stock issued and dated prior to December 31, 2003 (“Procore Preferred Stock”) that were surrendered by the holders thereof for conversion to shares of our common stock should be converted at a rate of 200,000 shares of common stock for each share of this Procore Preferred Stock surrendered. The outstanding shares of this Procore Preferred Stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the company. No additional consideration is payable upon the conversion of this Procore Preferred Stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of this Procore Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. During the year ended December 31, 2006, approximately 383 shares of this Procore Preferred Stock were converted into 76,554,000 shares of our common stock in the manner described above.

Capitalization

As of March 31, 2007, we had 235,585 shares of our Procore Preferred Stock, as described above, issued and outstanding. The outstanding shares of Procore Preferred Stock are restricted shares and, therefore, they cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. All of the shares of Procore Preferred Stock that are outstanding are convertible into shares of our common stock based on which group of Procore Preferred Stock they are in, and the terms of their issuance. Based upon a total of 235,585 shares of our Procore Preferred Stock being outstanding, an aggregate of 45,166,048 shares of our common stock are issuable upon the conversion of all the outstanding shares of Procore Preferred Stock. No additional consideration is payable upon the conversion of the Procore Preferred Stock to shares of our common stock. As described above, the holders of the shares of underlying common stock issued upon conversion of the Procore Preferred Stock shall be entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

As of March 31, 2007, we had 100,000 shares of our Class A Preferred Stock issued and outstanding. The outstanding shares of Class A Preferred Stock are restricted shares and, therefore, they cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class A Preferred Stock is convertible into 10,000 shares of our common stock. Based upon 100,000 shares of Class A Preferred Stock being outstanding, an aggregate of 100,000,000 shares of our common stock are issuable upon the conversion of all the outstanding shares of Class A Preferred Stock. No additional consideration is payable upon the conversion of the Class A Preferred Stock to shares of our common stock. The holders of shares of our Class A Preferred Stock are entitled to vote those shares on an as converted basis in all matters for which our common stockholders are entitled to vote.

As of March 31, 2007, we had 8,178 shares of our Class B Preferred Stock issued and outstanding. The outstanding shares of Class B Preferred Stock are restricted shares and, therefore, they cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. On or after April 1, 2007, each share of Class B Preferred Stock will be convertible into 20,000 shares of our common stock. Based upon 8,178 shares of Class B Preferred Stock being outstanding, an aggregate of 163,560,000 shares of our common stock will be issuable upon the conversion of all the outstanding shares of Class B Preferred Stock. No additional consideration is payable upon the conversion of the Class B Preferred Stock to shares of our common stock.

The following table sets forth our current capitalization and our capitalization on a fully diluted basis based upon our outstanding common and preferred stock as of March 31, 2007:

Class of Stock	Shares Outstanding	Common Shares Issuable Upon Conversion of One Share of Class	Date Convertible		Aggregate Common Issuable Upon Conversion
Procore Preferred Stock	207	200,000	Currently		41,400,000
Procore Preferred Stock	235,378	16	Currently		3,766,048
Class A Preferred Stock	100,000	1,000	Currently	*	100,000,000
Class B Preferred Stock	8,178	20,000	April 1, 2007		163,560,000
Common Stock	498,039,108	N/A	N/A		498,039,108

* The outstanding shares of our Class A Preferred Stock are held by officers and directors of the Company. See Item 11 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter”. The ownership of the shares of Class A Preferred Stock by such officers and directors will be fully vested on August 3, 2007.

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

Our common stock may remain subject to the foregoing rules for the foreseeable future. The application of the penny stock rules may affect our stockholder’s ability to sell their shares because some broker/dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are engaged in oil and natural gas acquisition and exploitation activities in the state of Texas. Since the adoption of our business plan in July 2005, we have emphasized the acquisition of properties that provided current production and significant upside potential through further development. We have acquired our reserves by investing approximately $2.3 million in the acquisition of leases of oil and gas producing properties, and enhancements thereto, since July 2005.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Natural gas sales. For the year ended December 31, 2006, natural gas sales revenue was $114,683 compared to $28,965 for the same period during 2005. The revenues were the result of production in the Canyon Creek, Catlin and Texas Energy subsidiaries.

Oil sales. For the year ended December 31, 2006, oil sales revenue was $466,596 compared to none for the same period during 2005. The revenues were the result of our producing wells in the Canyon Creek, Catlin and Texas Energy subsidiaries.

Lease operating expenses. Our lease operating expenses were $739,740 for the year ended December 31, 2006 compared with $3,794 for the year ended December 31, 2005.

Depletion. Our depletion expense was $77,787 for the year ended December 31, 2006, compared to $13,311 for the year ended December 31, 2005 because of our increased production.

Impairment of oil and gas properties. Impairment of oil and gas properties increased to $875,698 for the year ended December 31, 2006, compared to none for the same period in 2005. The impairment was for Canyon Creek and it included a full cost pool impairment of approximately $15,000 for the year ended December 31,2006. In addition, Canyon Creek wrote 60% of its value currently in undeveloped leasehold attributable to the Inez Well or approximately $860,000 for the year ended December 31, 2006.

Consulting Fees and Services. Consulting fees and services decreased by $5,653,676 to $2,538,668 for the year ended December 31, 2006 compared to same period in 2005. The decline was primarily due to the company hiring more full time employees and also issuing less stock for consulting services.

Payroll and related benefits. Payroll and related benefits increased to $561,634 for the year ended December 31, 2006, compared to none for the same period in 2005. The increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and entry into the energy business.

General and administrative expenses. General and administrative expenses increased by $625,534 to $980,901 for the year ended December 31, 2006, compared to the same period in 2005. The increase was primarily related to rent expense of $139,958, travel and entertainment expenses of $507,034, and legal and accounting expenses of $135,751.

Depreciation. Our depreciation expense was $55,005 for the year ended December 31, 2006, compared to $104 for the year ended December 31, 2005. The increase was a result of the mobile office and our recent purchases of office equipment.

Other income (expense). Other income and expense includes a loss on termination of the Sundial joint venture of $658,007 and a loss on sale of oil lease to American Flourite for $51,123 for the year ended December 31, 2006 compared to none and none for the year ended December 31, 2005. The losses were offset by a net gain on sale of lease to Avalon Oil and Gas of $28,000 and a gain on write-off of loans and other liabilities no longer due and payable of $55,086 for the year ended December 31, 2006 versus none and $6,801, respectively for the same period in 2005.

Income tax expense. Our effective tax rate was 25% during 2006 and 2005. As we have significant net operating loss carryforwards, income tax expense is comprised of minimum state filing fees only.

Net loss after minority interest. Net loss after minority interest decreased by $3,584,229 for the year ended December 31, 2006 to $5,450,215 when compared to the same period in 2005. The reasons for this decrease include the large decrease in stock issued for services, consulting fees and services due to the new management team, our exit from the real estate business, and our entry into the energy business.

Net loss available to common shareholders. Net loss available to common shareholders decreased to $29,788,268 for the year ended December 31, 2006 as compared to $172,864,973 for the same period last year. The decrease was primarily related a decrease in the number of conversions of our unlettered preferred convertible stock and beneficial conversion related to our Series A preferred stock.

Liquidity and Capital Resources

Cash Requirements

The Company has incurred recurring operating losses since its inception, and as of December 31, 2006 had an accumulated deficit of approximately $219,496,000 and had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2007 fiscal year it will need to raise approximately $3.0 million of debt or equity financing to continue to execute the requirements of its business plan. We entered into an oral agreement to sell a portion of the stock of Catlin, Canyon Creek and Texas Energy Pipeline for the total sum of $1,000,000. As of December 31, 2006 we received the full sum of $1,000,000 of cash from the buyer and we closed on this transaction on March 5, 2007. In Q1 ended March 31, 2007, we received $375,000 from Devida Capital for 375 Series B Preferred shares that we issued them. Also, in Q1 ended March 31, 2007, we received $1,590,000 from Five Star Partners for 1,590 Series B Preferred shares that we issued them.

On April 6, 2007 the Company executed a senior secured promissory note with Sheridan Asset Management, LLC (“Sheridan”) for the principal amount of $3,635,000. The note matures on April 6, 2008. The note amount of $3,635,000 includes a principal amount of $2,726,250 and $908,750 of original issue discount based upon a 29.12% yield to maturity. Any overdue accrued and unpaid principal and interest shall accrue a late fee of 18%. The proceeds of the note will be used for acquisitions and working capital.

As part of the transaction Sheridan received a warrant to purchase 22,343,821 shares of the Company’s common stock for an exercise price of $.05483. The warrant expires on April 6, 2012. The Company will account for the warrant as a discount to the note based on the fair market value of the warrant and accrete the discount over one year.

The note is guaranteed by the Company’s two operating subsidiaries Canyon Creek and Catlin. In addition, Kamal Abdallah, Chairman and CEO and Christopher McCauley, Vice President and General Council have provided the lender with personal guarantees.

Off-Balance Sheet Financing Arrangements

As of December 31, 2006 we had no off-balance sheet financing arrangements.

Year ended December 31, 2006 compared to the year ended December 31, 2005.

Operating Activities

Net cash used in operating activities was $2,456,586 for the year ended December 31, 2006. We had a net loss of $5,450,215. We had non-cash charges of $1,630,570 due to consulting fees and services related to the issuance of common shares or options to acquire such shares, $132,793 related to depreciation and depletion, $95,000 for debt conversion costs, an $875,698 loss on impairment of oil and gas properties, a $658,007 loss on the termination of the Sundial joint venture, a $55,086 gain on the write off of loans and other liabilities no longer due and payable, a $28,000 gain on the sale of oil leases to Avalon Oil and Gas, Inc., a $51,123 loss on the sale of an oil lease to American Flourite, a $200,000 payment of a breakup fee to terminate the Sundial joint venture, and $427,279 of minority interest gain. In addition, changes in operating assets and liabilities totaled $260,803 during the year ended December 31, 2006.

Net cash used in operating activities was $513,027 for the year ended December 31, 2005. We had a net loss of $9,034,444. We had non-cash charges of $8,122,973 due to consulting fees and services related to the issuance of common shares or options to acquire such shares and $528,934 due to loan conversion costs. We also had a $2,360 minority interest loss, a $6,801 gain on write-off of liabilities, a $21,355 loss on impairment of investment acquisition costs, a $4,735 accrued interest receivable on unsecured bridge loan receivable, and $13,415 of depreciation and depletion expense. In addition, changes in operating assets and liabilities totaled $165,554 during the year ended December 31, 2005.

Investing Activities

Cash flows used in investing activities was $4,220,671 during the year ended December 31, 2006. Investing activities included a $255,831 increase in restricted cash, $3,822,189 used for payment of capitalized oil and gas properties work-over costs and $2,092,651 for purchases of oil field equipment and other equipment, proceeds from substitution of cash for marketable securities of Siteworks for $1,000,000, proceeds from the sale of overriding royalty interests of oil and gas leases of $1,000,000, proceeds from the sale of oil leases to Avalon Oil and Gas, Inc. of $75,000, proceeds from the sale of oil leases to American fluorite of $25,000, and $150,00 in deposits paid towards pending oil oriented acquisitions.

Cash flows used in investing activities was $1,095,385 during the year ended December 31, 2005. Investing activities was primarily due to workover expenses of $964,890 related to the Canyon Creek leases. Investing activities also included $128,000 payments for assignment of rights to oil and gas leases to the Company and $2,495 for purchases of oil field equipment and other equipment.

Financing Activities

The cash flows provided by financing activities of $6,556,761 during the year ended December 31, 2006, consisted of $4,740,000 of proceeds from the sale of our Class B preferred stock, $1,000,000 deposit received for the sale of minority equity interests in subsidiaries, and a $816,761 increase in notes payable.

The cash flows provided by financing activities of $1,737,696 during the year ended December 31, 2005, consisted of $1,473,000 proceeds from the sale of our Class B preferred stock, $200,000 proceeds from the sale of our common stock and, and a $64,696 increase in notes payable.

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

Oil and Natural Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

•	the quality and quantity of available date;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgments of the persons preparing the estimates.

Our proved reserve information included in this Annual Report is based on reports by third party consultants. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

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

The capitalized cost included in the full cost pool is subject to a “ceiling test”, which limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. The ceiling test calculation is dependent on the estimates used in the calculation of our proved reserves. As of December 31, 2005 and 2006, a portion of our oil and gas property was unproved and was excluded from amortization.

Income Taxes. We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to actual in the period we file our tax returns.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and General Counsel, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB (December 31, 2006), our Chief Executive Officer and General Counsel have each concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

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

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2006:

Name	Age	Position
Kamal Abdallah	42	President; Chief Executive Officer and Chairman of the Board of Directors
Christopher McCauley	46	Vice President, Director, Secretary and General Counsel
Steve Barrera	46	Director and Regional Manager

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

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Kamal Abdallah - President, Chief Executive Officer and Chairman.

Mr. Abdallah, 42, has over fifteen years experience in commercial real estate investment and development. From 2000 to the present, Mr. Abdallah has been self-employed as a real estate development entrepreneur and he has developed a very successful real estate investment business, concentrated in the structuring and financing of a variety of real property transactions. Mr. Abdallah attended Oakland Community College and Oakland University in Michigan where he focused his studies in the area of accounting and finance.

Christopher J. McCauley - Vice- President, General Counsel, Secretary and Director.

Mr. McCauley, 46, has over twenty years experience in the areas of real estate and commercial law and over 8 years experience in oil and gas acquisitions and operations. From 1990 to July 2005, Mr. McCauley was in private practice in the state of Ohio as a sole practitioner. Mr. McCauley now devotes all of his professional efforts to the growth and management of the company. In 1982, Mr. McCauley graduated from The Ohio State University and in 1986 Mr. McCauley received his J.D. degree from Cleveland-Marshall College of Law.

Steven Barrera - Regional Manager and Director.

For over 17 years, Mr. Barrera, 46, has performed large loss mitigation for insurance firms such as Lloyd's of London, AIG, Royal Insurance, CIGNA and USAA as well as for the United States Department of Agriculture and Department of Labor. Mr. Barrera also has over twenty years experience in real estate development and construction. Mr. Barrera was appointed regional manager in January 2006 to oversee the operations of Canyon Creek Oil & Gas, Inc. in the state of Texas. Mr. Barrera holds a bachelors degree in marketing from St. Mary's University in San Antonio, Texas.

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

None of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "SEC") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any of our directors and executive officers.

Board of Directors and Committees

Our Board of Directors currently consists of five positions, of which three are filled and two are vacant. Historically, our Board of Directors has generally acted as a whole on most corporate governance matters. We plan to form audit, nominating and corporate governance and compensation committees that will meet the criteria for independence under, and other applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and the rules and regulations adopted by the SEC. We plan to appoint to these committees individuals who are determined by our Board of Directors to be “independent” within the meaning of these laws and requirements. We intend to comply with such committee requirements as they become applicable to us. Our Board of Directors will adopt charters for these three committees. Once adopted, we intend to make the text of these charters available on our website at www.universalpropertydevelopment.com.

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Holders of our Series A Preferred Stock are entitled to one (1) vote for each share of common stock into which their preferred shares are convertible on all matters submitted to a vote of the common stockholders, including the election of directors. Cumulative voting with respect to the election of Directors is not permitted by our Certificate of Incorporation. Our Board of Directors is elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director holds office until the next annual meeting of the stockholders and until the director’s successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the vacancy may be filled by the Board of Directors or by the stockholders at the next annual stockholders’ meeting or at a special meeting of the stockholders called for that purpose.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Ethics applicable to our Chief Executive Officer and other executive officers, and a Code of Business Conduct and Ethics applicable to all of our employees, officers and directors. Our Code of Ethics and Code of Business Conduct will be available on our website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments or waivers from any provision of our Code of Ethics and our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K with the SEC or posting this information on our website within five business days following the date of amendment or waiver. Upon request, we will provide to any person, without charge, a copy of our Code of Ethics and Code of Business Conduct and Ethics. Requests may be directed to Universal Property Development & Acquisition Corporation, 14255 U.S. Highway 1, Suite 209, Juno Beach, Florida 33408, attention Christopher J. McCauley, Esq., or by calling (561) 630-2977.

Corporate Governance Guidelines

Our Board of Directors intends to adopt Corporate Governance Guidelines, which will provide the framework for our company’s governance. These guidelines our Board of Directors will annually evaluate its effectiveness and the effectiveness of management, define director independence and establish a minimum number of meetings per year for the board of directors and its committees. Once adopted, the text of our Corporate Governance Guidelines will be made available on our website. Upon request, we will provide to any person, without charge, a copy of our Corporate Governance Guidelines. Requests may be directed to Universal Property Development & Acquisition Corporation, 14255 U.S. Highway 1, Suite 209, Juno Beach, Florida 33408, attention Christopher J. McCauley, Esq., or by calling (561) 630-2977.

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

Financial Experts

At the present time no member of our Board of Directors meets the SEC definition of “Financial Expert”, which basically is limited to those who have prepared or audited comparable public company financial statements. While it might be possible to recruit a person who qualifies, the Board has determined that in order to fulfill all functions of our Board, each member of our Board should meet the criteria that have been established by our Board for board membership, and it is not in the best interests of our company to nominate someone who does not have all the experience, attributes and qualifications we seek.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Commission. Under the regulatory procedure, officers, directors and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish the company with copies of all Section 16(a) forms they filed.

To our knowledge, and based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and 10% or greater beneficial owners were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer and each of the other most highly compensated executive officers (collectively the “named executive officers”) for the three most recent fiscal years. This information includes the dollar value of base salaries and bonus awards and the number of stock options granted, if any, and certain other compensation, if any.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus
Kamal Abdallah (1)	2006	$187,500	$0
President and Chief Executive Officer	2005	$208,048	$0
	2004	$0	$0

Christopher J. McCauley (2)	2006	$125,414	$0
Vice-President and General Counsel	2005	$50,000	$0
	2004	$0	$0

Steven Barrera (3)	2006	$62,707	$0
Regional Manager	2005	$43,572	$0
	2004	$0	$0

Please line up rows.

(1) Mr. Abdallah’s salary for the 2006 fiscal year has not yet been paid and was recorded in accrued compensation at December 31, 2006. Mr. Abdallah was not an officer or director of the registrant prior to March 2005 and, therefore, he did not receive any salary or bonuses from us prior to our 2005 fiscal year. Mr. Abdallah’s salary and bonus for the 2005 fiscal year were paid by us with $70,986 in cash and through the issuance to Mr. Abdallah of an aggregate of 1,940,000 shares of our common stock which we valued on the dates of issuance at an aggregate of $706,800.

(2) Mr. McCauley’s salary for the 2006 fiscal year was paid by us with $125,414 in cash. Mr. McCauley was not an officer or director of the registrant prior to July 2005 and, therefore, he did not receive any salary or bonuses from us prior to our 2005 fiscal year. Mr. McCauley’s salary and bonus for the 2005 fiscal year were paid by us with $22,000 in cash and through the issuance to Mr. McCauley of an aggregate of 778,572 shares of our common stock which we valued on the dates of issuance at an aggregate of $308,429.

(3) Mr. Barrera’s salary and bonus for the 2006 fiscal year were paid by us with $62,707 in cash and through the issuance to Mr. Barrera of an aggregate of 75,000 shares of our common stock which we valued on the dates of issuance at an aggregate of $9,750. Mr. Barrera was not an officer or director of the registrant prior to November 2005 and, therefore, he did not receive any salary from us prior to our 2005 fiscal year. Mr. Barrera’s salary for the 2005 fiscal year was paid in its entirety by us through the issuance to Mr. Barrera of an aggregate of 71,429 shares of our common stock which we valued on the date of issuance at $43,572.

There are no current plans to change any officers’ salary from their level at December 31, 2006.

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

The plan provides that up to a total of 65,000,000 shares of common stock, subject to adjustment to reflect stock dividends and other capital changes, are available for granting of awards under the stock option plan. No options to acquire shares are currently outstanding and no options to acquire shares were granted under the plan in 2006.

During 2006, our Board of Directors approved the issuance of an aggregate of 13,784,850 shares of our common stock to employees, directors, consultants and others under the terms of the stock option plan.

Employment Contracts

We have written employment contracts with the officers of the company, Kamal Abdallah, Christopher McCauley, and Steven Barrera.

Employment Agreement with Kamal Abdallah.

On October 1, 2005, we entered into an employment agreement with Mr. Kamal Abdallah which has an initial term of four (4) years. Mr. Abdallah serves as our President and Chief Executive Officer and is a member of our board of directors. Mr. Abdallah receives a base salary of $150,000 per year and is entitled to a discretionary bonus of up to $600,000 per year. The amount of Mr. Abdallah’s bonus will be determined by the board of directors, and will be based on the achievement of certain performance milestones as determined by the board of directors in its sole discretion. As additional compensation, the Company shall also issue and sell to Mr. Kamal certain restricted shares of common stock in the amounts and at the share prices determined by the board of directors in its sole discretion.

Mr. Abdallah’s employment agreement would be terminated under its terms upon the death or disability of Mr. Abdallah. If we terminate his employment agreement for “Cause” (as defined in the agreement) or if Mr. Abdallah terminates his employment voluntarily for any reason before the end of the term, Mr. Abdallah will be entitled to receive his accrued compensation through the date his employment terminates in addition to his pro rata bonus. If Mr. Abdallah’s employment is terminated by us without "Cause" then he will be entitled to receive (1) his accrued compensation through the termination date; (2) a single sum payment equal to one million dollars ($1,000,000); and (3) reimbursement for the cost of up to the first year of continuing group health plan coverage which Executive and his covered dependents receive pursuant to COBRA.

Employment Agreement with Christopher McCauley.

On October 1, 2005, we entered into an employment agreement with Mr. Christopher McCauley which has an initial term of four (4) years. Mr. McCauley serves as our Vice-President, Secretary and General Counsel and is a member of our board of directors. Mr. McCauley receives a base salary of $120,000 per year and is entitled to a discretionary bonus of up to $600,000 per year. The amount of Mr. McCauley’s bonus will be determined by the board of directors, and will be based on the achievement of certain performance milestones as determined by the board of directors in its sole discretion. As additional compensation, the Company shall also issue and sell to Mr. McCauley certain restricted shares of common stock in the amounts and at the share prices determined by the board of directors in its sole discretion.

Mr. McCauley’s employment agreement would be terminated under its terms upon the death or disability of Mr. McCauley. If we terminate his employment agreement for “Cause” (as defined in the agreement) or if Mr. McCauley terminates his employment voluntarily for any reason before the end of the term, Mr. McCauley will be entitled to receive his accrued compensation through the date his employment terminates in addition to his pro rata bonus. If Mr. McCauley’s employment is terminated by us without "Cause" then he will be entitled to receive (1) his accrued compensation through the termination date; (2) a single sum payment equal to one million dollars ($1,000,000); and (3) reimbursement for the cost of up to the first year of continuing group health plan coverage which Executive and his covered dependents receive pursuant to COBRA.

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

Mr. Barrera’s employment agreement would be terminated under its terms upon the death or disability of Mr. Barrera. If we terminate his employment agreement for “Cause” (as defined in the agreement), without such “Cause” or if Mr. Barrera terminates his employment voluntarily for any reason before the end of the term, Mr. Barrera will be entitled to receive his accrued compensation through the date his employment terminates.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2007, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

Beneficial ownership is determined under the rules of the SEC. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned (1)
Name	Number of Shares		Percent of Class

Kamal Abdallah	82,060,000	(2)	13.74%
Christopher J. McCauley	20,650,000	(3)	3.46%
Steven Barrera	146,429		*
All directors and executive officers	102,856,429		17.23% (4)

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
(2)  Mr. Abdallah owns 2,060,000 shares of our common stock. In addition, Mr. Abdallah owns 80,000 shares of our Series A Preferred Stock which have vested and are currently convertible into 80,000,000 shares of our common stock. The shares of Series A Preferred Stock owned by Mr. Abdallah are entitled to vote on an as converted basis in all matters for which the holders of shares of our common stock are entitled to vote, including, but not limited to, the election of our directors.
(3)  Mr. McCauley owns 650,000 shares of our common stock. In addition, Mr. McCauley owns 20,000 shares of our Series A Preferred Stock which have vested and are currently convertible into 20,000,000 shares of our common stock. The shares of Series A Preferred Stock owned by Mr. McCauley are entitled to vote on an as converted basis in all matters for which the holders of shares of our common stock are entitled to vote, including, but not limited to, the election of our directors.
(4)   This percentage ownership of our common stock by our officers and directors is based upon 597,039,108 shares of our common stock being outstanding.  The 597,039,108 common share number is computed by adding the 100,000,000 shares of our common stock that would be issued as a result of the conversion of the shares of Series A Preferred Stock held by Mr. Kamal and Mr. McCauley, which have vested and are currently convertible, to the 497,039,108 shares of our common stock that was outstanding as of March 20, 2007.

The percentages in the above table are computed based upon a total of 597,039,108 shares or common stock being outstanding on March 20, 2007.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 - EXHIBITS

(a) Exhibits:

The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit Number	Description Of Document

2.1 #
Agreement and Plan of Merger dated June 17, 2005, among Pro Core Group, Inc., now known as Universal Property Development and Acquisition Corporation, and Universal Property Development and Acquisition Corporation, a Nevada corporation, which was a wholly-owned subsidiary of Procore Group, Inc. Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed by the company on July 15, 2005.

2.2 #
Articles of Merger by and between Universal Property Development and Acquisition Corporation and Pro Core Group, Inc. dated June 17, 2005. Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the company on July 15, 2005.

3.1 #
Articles of Incorporation of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

3.2 #	By-Laws of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

4.1 #
Certificate of Designation of Powers, Preferences and Rights of the Series B Convertible Preferred Stock of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

4.2 #@
Universal Property Development and Acquisition Corporation 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 numbered 333-120396 of the company filed on November 12, 2004.

4.3 #
Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

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

10.2 #
Joint Venture Agreement dated October 2005 by and between by and between Universal Property Development and Acquisition Corp, Triple Crown Consulting, Inc., RAKJ, Rene Kranvold and Masaood Group governing the formation and management of the joint venture entity West Oil & Gas, Inc. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

10.3 #
Joint Venture Agreement dated December 2005 by and between by and between Universal Property Development and Acquisition Corp and Lion Partners Hedge Fund governing the formation and management of the joint venture entity Winrock Energy, Inc. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

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

10.8 #
Commercial Contract-Improved Property by and between International Trades & Forwarding LLC as the Seller and U.S. Petroleum Depot, Inc. as the Buyer, dated as of December 1, 2006. Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the company on February 27, 2007.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KBL , LLP has served as our independent auditors since October 2000. The Board of Directors selected KBL, LLP as our independent auditors for the year ended December 31, 2005, and the Audit Committee has selected KBL, LLP to serve in the same capacity for the year ended December 31, 2006. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees. KBL, LLP billed us an aggregate of $197,383 and $64,826 for professional services rendered for the audit of our financial statements for the years ended December 31, 2006 and 2005, respectively, and its reviews of our financial statements included in our Form 10-QSB’s for the first three quarters of 2006 and 2005.

Tax Fees. KBL, LLP did not bill us for any tax related services, however the audit fees included the cost for our tax return preparation for the years ended December 31, 2006 and 2005.

All Other Fees. No other fees were billed by KBL, LLP to us during 2006 or 2005.

The Board of Directors has determined that the provision of services by KBL, LLP described above is compatible with maintaining independence as our principal accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION

Date: April 9, 2007	By:	/s/ Kamal Abdallah
Kamal Abdallah Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Kamal Abdallah	Chief Executive Officer,	April 9, 2007
Kamal Abdallah	President and Director
(Principal Executive Officer)

/s/ Christopher J. McCauley	Vice-President, Secretary	April 9, 2007
Christopher J. McCauley	and Director

/s/ Steven Barrera	Director	April 9, 2007
Steven Barrera

KBL, LLP
CERTIFIED PUBLIC ACCOUNTANTS & ADVISORS

REPORT OF REGISTERED INDEPENDENT AUDITORS

 KBL Insert

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31, 2006	December 31, 2005

ASSETS
Current Assets:
Cash	$12,439	$132,935
Restricted cash	255,831	-
Marketable securities	-	1,000,000
Accounts receivable - oil and gas sales	162,352	13,137
Overadvanced royalties due from oil and gas lease property owners	100,308
Inventory	246,789	-
Other current assets	118,934	672
Total current assets	896,653	1,146,744

Property and Equipment:
Oil and gas properties, using full cost accounting Subject to amortization	1,398,302	1,311,546
Not subject to amortization	1,902,465	623,860
Gross oil and gas properties	3,300,767	1,935,406
Accumulated depletion	(91,098)	(13,311)
Net oil and gas properties	3,209,669	1,922,095
Oil field equipment and other fixed assets, at cost, net of accumulated depreciation of $55,110 and $104, respectively	2,040,036	2,391
Property and equipment, net	5,249,705	1,924,486

Other assets		-
Deposits towards pending oil oriented acquisitions	150,000

TOTAL ASSETS	$6,296,358	$3,071,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,264,451	$485,544
Notes payable - related parties	954,696	150,696
Notes payable	-	10,717
Due to USPX	6,054	2,041
Due to royalty holders	27,118	-
Income taxes payable	3,019	2,219
Deposit received towards pending sale of minority equity interests in subsidiaries	1,000,000	-
Other current liabilities	32,931	-
Total current liabilities	3,288,269	651,217

35% minority interest in Canyon Creek Oil & Gas, Inc. subsidiary	203,215	609,691
25% minority interest in Texas Energy, Inc. subsidiary	(10,262)	-
30% minority interest in West Oil & Gas, Inc. subsidiary	(10,370)	-
20% minority interest in Ambient Wells Services subsidiary	(171)	-
Minority Interest	182,412	609,691

STOCKHOLDERS' EQUITY

Common stock, 2,000,000,000 shares $.001 par value authorized, 368,263,108 and 32,964,256 shares issued/"to be issued" and outstanding, respectively	368,263	32,964
Convertible preferred stock, 500,000,000 shares $.001 par value authorized, 236,212 and 237,106 shares issued and outstanding, respectively	237	237
Class A convertible preferred stock, 200,000 shares $10.00 par value authorized, 100,000 and 100,000 shares issued and outstanding, respectively	1,000,000	1,000,000
Class B convertible preferred stock, 6,213 shares $1,000.00 par value authorized, 6,213 and 1,473 shares issued and outstanding, respectively	6,213,000	1,473,000
Additional paid-in capital	214,740,065	189,011,741
Accumulated deficit	(219,495,888)	(189,707,620)
Total stockholders' equity	2,825,677	1,810,322
Total liabilities and stockholder's equity	$6,296,358	$3,071,230

See registered independent auditor report and notes to the financial statements

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005

	For the Year Ended	For the Year Ended
	December 31, 2006	December 31, 2005

Natural gas sales	$114,683	$28,965
Oil sales	466,596	-
Total revenue	581,279	28,965

Costs and operating expenses:
Lease operating expenses	739,740	3,794
Depletion expense	77,787	13,311
	817,527	17,105
Loss on impairment of oil and gas properties	875,698	-
	1,693,225	17,105

Consulting fees and services, including $1,630,570 and $8,122,973 for the years ended December 31, 2006 and 2005 incurred via issuance of common shares	2,538,668	8,192,344
Payroll and related benefits	561,634
General and administrative	980,901	355,547
Depreciation expense	55,005	104
Total costs amd operating expenses	5,829,433	8,565,100

Operating loss	(5,248,154)	(8,536,135)

Other income (expenses):
Gain on write off of loans and other liabilities no longer due and payable	55,086	6,801
Interest expense	(8,327)	(16,661)
Interest income	5,831	-
Loss on sale of oil lease to American Flourite	(51,123)	-
Loss on impairment of investment acquisition costs	-	(21,355)
Loss on termination of Sundial joint venture	(658,007)	-
Gain on sale of oil leases to Avalon Oil and Gas, Inc. net of of realized loss in value of proceeds of Avalon Oil and Gas, Inc. common stock received of $787,500	28,000	-
Loan conversion costs	-	(528,934)
One-time financial fee earned in company abandoned arrangement to provide long-term construction development financing	-	65,000
Total other income (expenses)	(628,540)	(495,149)

Loss before provision for income taxes	(5,876,694)	(9,031,284)
Provision for income taxes (current)	800	800
Net loss before minority interest	(5,877,494)	(9,032,084)
Add, 35% minority interest in net (loss) income of Canyon Creek Oil & Gas, Inc. subsidiary	(406,476)	2,360
Add, 25% minority interest in net (loss) of Texas Energy Inc. subsidiary through 9/30/06	(10,262)	-
Add, 30% minority interest in net (loss) of West Oil & Gas, Inc. subsidiary	(10,370)	-
Add, 20% minority interest in net (loss) of Ambient Wells Services	(171)	-
Minority Interest	(427,279)	2,360

Net loss after minority interest	$(5,450,215)	$(9,034,444)

Preferred stock dividend resulting from beneficial feature associated with Series A beneficial feature being convertible to common stock	-	(1,000,000)
Preferred stock dividend resulting from change in conversion feature on unlettered stock	(24,338,053)	(162,830,529)

Net loss available to common shareholders	$(29,788,268)	$(172,864,973)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.03)	$(1.55)

Diluted loss attributable to common stockholders per weighted average shares outstanding	$(0.17)	$(16.46)

Weighted-average number of shares of common stock outstanding	174,903,158	10,504,859

See registered independent auditor report and notes to the financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Deficit) For the Years Ended December 31, 2006 and 2005

	(shares)	(shares)					Stock
	Common	Preferred	Common	Preferred		Accumulated	Subscription
	Stock	Stock	Stock	Stock	APIC	Deficit	Receivable	Total
Balance December 31, 2004	398,454	237,197	$398	$237	$16,505,575	$(16,842,647)	$(330,000)	$(666,437)
Unlettered Convertible Preferred shares with induced conversion feature converted into common shares, as restated	25,855,000	(91)	25,855	-	(25,855)			-
Class B convertible preferred stock to be issued for cash received by Company		1,473		1,473,000				1,473,000
Common stock issued for cash	133,333		133		199,867			200,000
Change in conversion feature associated with certain unlettered preferred stock					162,830,529	(162,830,529)		-
Common stock issued for services	5,136,750		5,137		7,636,723			7,641,860
Common shares issued for investment in oil and gas exploration and development joint venture	100,000		100		54,900			55,000
Common shares issued for consulting services in connection with oil and gas exploration and development joint venture	500,000		500		264,500			265,000
Common stock issued in settlement of liabilities	1,062,939		1,063		875,280			876,343
Cancellation of common shares returned on unwinding of prior real estate acquisition transaction	(222,220)		(222)		(329,778)		330,000	-
Class A convertible preferred stock issued in exchange for investment in preferred series B restricted stock		100,000		1,000,000				1,000,000
Preferred stock dividend resulting from beneficial feature associated with Series A being convertible to common stock					1,000,000	(1,000,000)		-
Net Loss						(9,034,444)		(9,034,444)
Balance December 31, 2005	32,964,256	338,579	$32,964	$2,473,237	$189,011,741	$(189,707,620)	$-	$1,810,322
Preferred shares converted to common	321,014,002	(894)	321,014	-	(321,014)	-	-	-
Preferred shares sold for cash	-	4,740	-	4,740,000	-	-	-	4,740,000
Common stock issued for services	13,784,850	-	13,785	-	1,616,785	-	-	1,630,570
Common stock issued to retire debt	500,000	-	500	-	94,500	-	-	95,000
Change in conversion feature associated with certain unlettered preferred stock					24,338,053	(24,338,053)		-
Net Loss						(5,450,215)		(5,450,215)
Balance at December 31, 2006	368,263,108	342,425	$368,263	$7,213,237	$214,740,065	$(219,495,888)	$-	$2,825,677

See registered independent auditor report and notes to the financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	For the Year	For the Year
	Ended 12/31/06	Ended 12/31/05
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,450,215)	$(9,034,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest (gain) loss	(427,279)	2,360
Loss on impairment of oil and gas properties	875,698
Loss on termination of Sundial joint venture	658,007
Loss on impairment of investment acquisition costs	-	21,355
Accrued interest receivable on unsecured bridge loan receivable	-	4,735
Depreciation and depletion expense	132,793	13,415
Consulting fee and services incurred through issuance of company equity shares or options to acquire such shares	1,630,570	8,122,973
Debt conversion costs	95,000	528,934
Gain on write off of loans and other liabilities no longer due and payable	(55,086)	(6,801)
Gain on sale of oil leases to Avalon Oil and Gas, Inc.	(28,000)
Loss on sale of oil lease to American Flourite	51,123
Payment of breakup fee to Sundial on termination of joint venture	(200,000)
Changes in operating assets and liabilites:
Increase in accounts receivable	(149,215)	(13,137)
Increase in accounts receivable from joint interest billings	(100,308)
Increase in inventory	(246,789)	-
Increase in prepaid expenses	(93,848)	-
Increase in security deposits	(24,414)	(672)
Increase (decrease) in accounts payable & accrued expenses	810,515	(149,242)
Increase (decrease) in income taxes payable	800	(4,544)
Increase in due to USPX	4,013	2,041
Increase in due to royalty holders	27,118	-
Increase in other current liabilities	32,931	-
NET CASH USED IN OPERATING ACTIVITIES	(2,456,586)	(513,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from substitution of cash for marketable securities of Siteworks Building & Development, Inc.	1,000,000	-
Proceeds from sale of overriding royalty interests of oil and gas leases	1,000,000
Proceeds from sale of oil leases to Avalon Oil and Gas, Inc.	75,000
Proceeds from sale of oil leases to American Flourite	25,000
Increase in restricted cash	(255,831)	-
Payment of capitalized oil and gas properties work-over costs	(3,822,189)	(964,890)
Payments for assignment of rights to oil and gas leases to the Company	-	(128,000)
Purchases of oil field equipment and other equipment	(2,092,651)	(2,495)
Deposits towards pending oil oriented acquisitions	(150,000)
NET CASH USED IN INVESTING ACTIVITIES	(4,220,671)	(1,095,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in notes payable	816,761	64,696
Proceeds from sale of common stock	-	200,000
Proceeds from sale of Class B convertible preferred stock	4,740,000	1,473,000
Deposit received for sale of minority equity interests in subsidiaries	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,556,761	1,737,696

NET (DECREASE) INCREASE IN CASH	(120,496)	129,284
Cash, beginning of period	132,935	3,651

Cash, END OF PERIOD	12,439	132,935

Supplementary disclosures of cash flow information
Cash paid during the period for:
Income taxes	$-	$5,344

Interest expense	1,234	14,000

Non-cash financing activity:
Fair market value of 100,000 shares of common stock issued in connection with investment in oil & gas exploration and development joint venture	$-	$55,000

See registered independent auditor report and notes to the financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION - GOING CONCERN

The Company has incurred recurring operating losses since its inception and, as of December 31, 2006, had an accumulated deficit of approximately $219,496,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon receiving additional financing. The Company anticipates that during its 2007 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan. Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Universal Property Development and Acquisition Corporation (“UPDA” or “the Company”) was incorporated in the State of California in 1982 under the name Tahoe Lake Concession. In August 1983 the name was changed to BAOA, Inc., in November 2000 the name was changed to Call Solutions, Inc., and in November 2003 the name was changed to Procore Group, Inc. In June 2005, our Board of Directors authorized and approved the upstream merger of our wholly owned subsidiary, Universal Property Development and Acquisition Corporation, which had no operations, with and into UPDA (the "Upstream Merger"). The Upstream Merger became effective on June 17, 2005 and our common stock trades on the OTC Bulletin Board under the trading symbol “UPDA.OB”.

The Company is engaged in the oil and natural gas acquisition, production, development, storage, distribution and blending industry. UPDA currently has operations in the State of Texas.

In June 2005, the Company increased the number of its authorized shares of common stock from 750,000,000 to 2,000,000,000 and effectuated a 100:1 reverse split of the Company's common stock. The company is authorized to issue an aggregate of 2,500,000,000 shares, of which 2,000,000,000 are designated as common shares and 500,000,000 shares are designated as preferred stock.

Principles of Consolidation

The consolidated financial statements include the financial position and operating activities of UPDA and its 100% owned subsidiaries UPDA-Operators (“UPDA-OI” or “UPDA-O”), Catlin Oil & Gas (“Catlin”), Texas Energy, Inc. (“TEI” or “Texas Energy”), US Petroleum Depot Inc. (“USPD”), UPDA Texas Trading, Inc. (“Texas Trading”), and Texas Energy Pipeline & Gathering Systems (“TEPG”), and 60% owned subsidiary, Canyon Creek Oil and Gas, Inc. (“Canyon Creek” or "Canyon"), its 70% owned subsidiary, West Oil & Gas, Inc. ("WOG" or “West Oil”), and its 80% owned subsidiary Ambient Wells Services, Inc. (“Ambient”). The Company has an additional joint venture, Winrock Energy Inc. (“Winrock”), which was inactive as of December 31, 2006. All inter-company balances have been eliminated in consolidation.

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

Notes to Consolidated financial Statements December 31, 2006 and 2005

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

Basic and Diluted Loss per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants, and options convertible into an aggregate of approximately 394,826,000 and 413,745,000 of common shares as of December 31, 2006 and 2005, respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

Major Customers

For the year-ended December 31, 2006, one purchaser, Sunoco Partners Marketing & Terminals LP, was responsible for generating approximately 77% of our total oil sales, and one purchaser , Enbridge G & P (North Texas) LP., was responsible for generating approximately 71% of our natural gas sales.

Asset Retirement Obligations

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations. In accordance with the provisions of SFAS No. 143, the Company records asset retirement costs and liabilities at the time of property acquisition as a reduction in earnings.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with acquisition and development of oil and gas properties are capitalized. The Company currently does not engage in exploration activities. Costs capitalized include acquisition costs, geological and geophysical expenditures, brokers and finders fees, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

•	the quality and quantity of available date;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgments of the persons preparing the estimates.

Our proved reserve information included in this Annual Report is based on reports by third party consultants. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the year ended December 31, 2006, was $77,787 based on depletion at the rate of $7.64 per barrel-of-oil-equivalent.

The capitalized cost included in the full cost pool is subject to a “ceiling test”, which limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. The ceiling test calculation is dependent on the estimates used in the calculation of our proved reserves. As of December 31, 2005 and 2006, a portion of our oil and gas property was unproved and was excluded from amortization.

Revenue Recognition

The Company recognizes net operating revenues from oil and natural gas at the time of delivery that is once the oil and gas purchasers have taken delivery.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company's overall results of operations or financial position.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company's overall results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) the issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. The adoption of SFAS No. 158 will have no impact on the Company’s overall results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 will not have an impact on the Company's overall results of operations or financial position.

NOTE 3 - INVESTMENT IN CANYON CREEK OIL & GAS

During July 2005 the Company formed a joint venture with US Production & Exploration, LLC ("USPX") and Triple Crown Consulting ("TCC") named Canyon Creek Oil & Gas, Inc. (“Canyon Creek” or "Canyon"). Canyon was formed for the purpose of acquiring oil and gas producing properties, low risk drilling prospects, and prospects in need of technology to make them viable. USPX is an independent production and exploration company located in Sugar Land, Texas, engaged in the acquisition of oil and gas producing properties with multiple enhancement opportunities. TCC is engaged in the merchant and investment banking and commercial finance broker services and is located in Miami Beach, Florida. In a memorandum of understanding dated July 4, 2005, the ownership percentages were to be as follows: the Company - 25%, USPX - 70%, and TCC - 5%. According to the memorandum of understanding, the Company was required to deliver $300,000 of funding in cash to Canyon within thirty days of the execution of the agreement. In addition, that agreement required the Company to deliver another $200,000 in cash ninety days thereafter.

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

On March 24, 2006, Donald Orr resigned from all of his positions as an officer and member of the Board of Directors of Canyon Creek Oil & Gas, Inc. Donald Orr is a member of USPX. USPX was the sole operator of Canyon Creek Oil & Gas, Inc's oil fields.  In the second quarter of 2006, Don Orr commenced a lawsuit against Canyon Creek to which the Company responded and is countersuing. The details and current status of the lawsuits is more fully described under Note 25-Litigation. As of December 31, 2006 UPDA did not accrue any costs related to this matter because the Company believes the suit is without merit.

As a result of the litigation, USPX was no longer the operator, leaving Canyon Creek without a licensed field operator in the second quarter.

On May 3, 2006, the Company filed articles of incorporation for its new wholly owned-subsidiary UPDA Operators, Inc. UPDA-O was formed to manage all of the Company’s oil and gas well operations. Upon filing its P-5 Organization Report, UPDA Operators, Inc. would be authorized to operate over 150 wells that the Company owns through its subsidiaries. UPDA-O would assume all responsibility for the maintenance and pumping of the Company’s oil and gas wells, manage the reporting and sales of the expanding production, post the necessary bonds with the Texas Railroad Commission and provide adequate insurance for the fields which it will operate. On August 9, 2006, the Railroad Commission of Texas approved UPDA-O’s P-5 Organization Report and now UPDA-O is the sole operator of all the oil and gas wells covered by the Company’s leases. In October 2006 UPDA-O received its P-4 to become the operator of record for Canyon Creek. As of December 31, 2006, UPDA-O is still the operator of record for Canyon Creek.

“Oil and Gas Property” assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled approximately $1,970,000 on December 31, 2006. Revenues already earned from October 2005 to December 2006 totaled approximately $382,000. See Note 25 for a detailed discussion of the litigation described in the preceding two paragraphs.

Canyon Creek recorded a full cost pool impairment of approximately $15,000 for the year ended December 31,2006. Based on management’s evaluation of the undeveloped leasehold owned by Canyon Creek, it was determined that the Inez was impaired because the Yegua sand was depleted and could not be produced at this zone. The remaining value is the potential completion in the Frio sand zone. As a result, Canyon Creek wrote 60% of its value currently in undeveloped leasehold attributable to the Inez Well or approximately $860,000. Accordingly the Consolidated Statement Operations of the Company for the year ended December 31, 2006 reflects a loss on the impairments of $875,698.

Management believes its reserves are substantially higher than what is reflected in the independent third party reserve report. This third party reserve reports were impacted by the transition of operations from TransPecos (Orr) to UPDA Operators and by a active workover program.. Third party engineers require approximately 120 days of consistent production which UPDA was unable to achieve on many of its properties.

Management intends to continue to monitor production from the wells on a quarterly basis to assess whether the oil and gas properties are further impaired than what was reflected as of December 31, 2006.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 4 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - UTAH

In October 2005, the Company executed a Memorandum of Understanding (“MOU”) with Dark Horse Exploration, Inc. (DHE), a Wyoming corporation, and Masaood Group, Ltd. for the development and production of a natural gas and oil field consisting of 4,000 acres in Northern Utah. Under the terms of the MOU, UPDA would own sixty percent (60%) of the joint venture, DHE would own thirty percent (30%) and Masaood would own ten percent (10%). Pursuant to the MOU, DHE will operate the field which presently has five (5) wells and which could be expanded to eighty (80) wells. Masaood agreed to invest $1,000,000 in this joint venture and provided initial funding of $150,000 in cash for leasehold acquisitions and the revitalization of the existing wells. UPDA agreed to re-invest its pro-rata portion of any operating profits realized by this joint venture, up to a maximum of $1,000,000, back into the joint venture to finance the drilling of additional wells. In 2005, the Company formed West Oil, a Nevada Corporation, to be the operating company for this joint venture.

In January, 2006, West Oil terminated its relationship with DHE due to the lack of material progress in the joint venture’s operations. Because of the expanding involvement of, and opportunities being generated by Landmark 4, LLC West is currently negotiating to undertake projects that could be significantly more lucrative to the joint venture than those presented by DHE. In conjunction with the termination of West’s relationship with DHE, UPDA increased its stake in West to 70% while Masaood Group, LTD. owns 10% and Mr. Kronvold owns 20% of the equity of West.

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

The above-described MOU also required the Company to pay cash consideration of $100,000 directly to Sundial for its assignment of its 100% working interest in the leases and wells on property commonly known as the Thresher, Medlen, Nantz, and Wiechman fields to the Texas Energy, Inc. joint venture corporation. Sundial was to manage the workover procedures and operate the wells upon completion. For this, Sundial would be paid annual managerial fees equal to 5% of the net operating revenue of Texas Energy, Inc. The Company made an advance payment of $50,000 in March 2006 to Andrew McDermett to be used for the workovers, coincident to remitting the $100,000 to be paid for the leases. In the second quarter ended June 30, 2006, the Company paid approximately $318,900 to Andrew McDermett for workovers and $47,000 for a lease. The venture was to have a term of five years.

Sundial was not able to get the wells known as the Thresher, Medlen, Nantz, Wiechman fields to produce in a manner that was satisfactory to Texas Energy. Accordingly, Texas Energy agreed in principle to return to Sundial its 100% working interest in the leases and wells and pay Sundial a $200,000 breakup fee to unwind the transaction and Sundial relinquished its 25% interest in Texas Energy. The Company incurred a loss relating to the unwinding of the Sundial joint venture of approximately $658,000.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 6 - JOINT VENTURE MEMORANDUM OF UNDERSTANDING - TEXAS ENERGY (CONTINUED)

During the year ended December 31, 2006, the Company derived approximately $24,000 of Oil and Gas revenues since wells began operations.

Acquisition of Catlin Assets
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

Texas Energy purchased and COC and the Catlins (collectively the "Sellers") sold all of the rights, title and interest of the Sellers in certain assets collectively defined as the "Jack County Property" in the PA. The Jack County Property consists of: (i) approximately forty-seven acres of real property located in Jack County, Texas, (ii) approximately thirty-six oil and gas Leases on properties located in Jack County, Texas, (iii) certain equipment including, but not limited to, oil and gas wells, wellhead equipment, pumping units, flow lines, tanks, compressors, saltwater disposal facilities, injection facilities and other equipment used in connection with oil and gas exploration, development and production operations, (iv) certain tangible property including, but not limited to, furniture, tools, jigs, molds, rigs, well service units, elevators, trucks, trailers and other vehicles, and (v) certain transferable permits, franchises, approvals, and authorizations used in connection with the Leases.

In connection with the closing of the asset purchase transaction described above, Texas Energy incurred a “finder’s fee “ of $500,000 to NorTex Holdings, Inc. for its professional services in bringing the parties together and facilitating the transaction, which is due in full a day after the transaction closing which took place on June 2, 2006. Accordingly, any amounts unpaid after that day are in technical default. The Company paid $100,000 against the $500,000 owing on June 13, 2006, resulting in an unpaid liability of $400,000 which is included within accounts payable and accrued expenses at the balance sheet date. Texas Energy is currently negotiating with NorTex Holdings, Inc. to reduce this $400,000 liability, and Company management has not received a legal demand for payment under the agreement. The Company incurred $5,833 of consulting fees to Steve Hall owner of NorTex Holding, Inc., during June 2006.

The Company also incurred $51,000 in brokers fees to Max Smith during the second quarter of 2006 related to the Catlin acquisition.

Below is a summary of the purchase price for Oil & Gas Property assets for the Catlin acquisition:

Cost of oil leases and other rights to operate wells, related well and transportation equipment, including late fee of $50,000	$1,750,000
Finders fee incurred to NorTex Holdings, Inc.	500,000
Broker fee to Max Smith	51,000
Total - consideration	2,301,000

The Company has allocated the purchase price based on the fair market value of the assets as follows:

Less costs allocated to fixed assets:

Surface & Oil Field Equipment	$536,075
Rigs	385,000
Pipeline	325,000
Transportation Equipment	94,300
Land	100,000
House	162,000
Shop	54,000
Total	1,656,375

Total Allocated to Leases all subject to amortization	$644,625

Catlin’s assets were transferred to Catlin Oil and Gas, a 100% UPDA owned subsidiary, on July 1, 2006. UPDA has subsequently sold a portion of its interest in Catlin Oil and Gas in 2007. See Note 16 for further detail on the sale of the interest.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 7 - SALE OF CANYON CREEK STARR COUNTY LEASE

On May 1, 2006, Canyon Creek, a Nevada corporation, and a sixty-five percent (65%) owned joint venture subsidiary of UPDA, sold to Avalon Oil and Gas, Inc. ("Avalon") fifty percent (50%) of Canyon Creek’s working interest in the oil and gas leaseholds of Canyon Creek located in Starr County, Texas for an aggregate purchase price of $75,000 cash and 7,500,000 shares of Avalon's common stock. The shares of Avalon were valued by the Company at a fair market value of $.14 (the publicly traded share price of that entities freely trading common stock based on a ten day average), less a twenty-five (25%) restricted stock discount, on the date that the leases were transferred to Avalon for a net price per share of $.11.

Subsequently during the fourth quarter of 2006, Canyon Creek wrote off the Avalon restricted shares as management did not believe they had any future value based on the current stock price and current state of Avalon’s business. The “Net Gain on the Sale to Avalon Oil and Gas, Inc.” of $28,000 was calculated as the value of total proceeds received from Avalon which consisted of 7,500,000 shares of Avalon’s common stock value at $0 plus $75,000 less the cost basis in the oil and gas leaseholds of $47,000.

Thad Kaplan became a board member of Canyon Creek in January 2006 and Chief Operation Officer of Canyon Creek in July 2006. The Company incurred a salary to him of $42,000 during the year ended December 31, 2006. He continues to serve as a member of the Board of Directors of Avalon, to whom the Company as described in the preceding paragraph sold an Oil lease and recognize a gain on its sale. Previously, he was serving as a consultant with the Company, a position he commenced in May of 2006, for which the Company incurred $7,000 of consulting fees and services.

NOTE 8 - ACQUISITION OF US PETROLEUM DEPOT

On April 20, 2006, the Company made a deposit of $50,000 under the terms of a letter of intent to purchase the US Petroleum Depot, an oil storage facility in Brownsville, Texas a total of $1,000,000. In March 2007 US Petroleum completed the acquisition of the oil storage facility.

NOTE 9 - LETTER OF CREDIT

As of December 31, 2006, the Company is contingently liable to Wachovia for an open letter of credit in the amount of $250,000 for issuance and filing with the Texas Railroad Commission which is secured by a $250,000 deposit account at the bank in the form of a certificate of deposit that becomes due on August 2, 2007 and accrues interest at a rate of 5.26%. At December 31, 2006 restricted cash in the balance sheet in the amount of $255,831 represents the amount on deposit including interest.

NOTE 10 - SALE OF OVERRIDING INTEREST

On October 1, 2006, Canyon Creek sold 5% of their overriding royalty interest on oil and gas property leases they currently hold (“ORRI”) to Benka Partners, Ltd (“Benka Partners”) and 5% of their ORRI to Joan Partners, Ltd (“Joan Partners”) for a total sum of $500,000. On October 1, 2006, Catlin sold 5% of their ORRI to Benka Partners and 5% of their ORRI to Joan Partners for a total sum of $500,000.

In general no gains or losses should be recognized under full cost accounting for sales of oil and gas properties unless such adjustments to capitalized oil and gas property costs arising from these transactions would materially distort the amortization rate. In regulation SX 4-10, the SEC states a material distortion will not occur unless 25% or more of the reserves are sold. Accordingly, in the 2006 consolidated financials statements, the Company has reflected $1,000,000 as a reduction in the producing asset pool.

NOTE 11 - ACQUISITION OF OIL AND GAS PROPERTIES

Upon formation of Canyon, USPX contributed leasehold rights to certain oil and gas properties in North Texas valued at cost of $607,031, which consisted of a total of 2,489 acres and 61 wells in Archer, Coleman, and Palo Pinto Counties. A portion of these leases were classified as proved reserves at December 31, 2006, and accordingly, acquisition costs are subject to amortization.

In August 2005, Canyon purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of UPDA stock, which was valued at $55,000, the fair market value on the date of issuance. These wells were classified as unproven reserves at December 31, 2006 and accordingly, acquisition costs are not subject to amortization.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 11 - ACQUISITION OF OIL AND GAS PROPERTIES (CONTINUED)

In September 2005, Canyon acquired an 80-acre lease in Fayette County, Texas for $16,000 in cash. The lease is located in the Giddings Gas Field, one of the largest producing gas fields in Texas. The Fayette County lease was subsequently sold in the fourth quarter of 2006 for $25,000 and a gain on the sale of the lease was recognized for $9,000.

In October 2005, Canyon completed the acquisition of a 266.73-acre oil and gas lease in Starr County, Texas for $94,000 in cash. The lease is located in the Boyle Field. These reserves are classified as unproved reserves at December 31, 2005. On May 1, 2006, Canyon sold 50% of its working interest in the oil and gas leaseholds for $47,000. Refer to Note 7 for further detail on the partial sale of the working interest in this lease. In October 2006, the Starr County lease expired and UPDA was not able to renew from the mineral owner.

In October 2005, Canyon completed the acquisition of a 40-acre oil and gas lease in Young County, Texas for a cash purchase price of $18,000. The lease is located in the Prideaux Field. These wells were classified as undeveloped at December 31, 2006, and accordingly, acquisition costs are not subject to amortization.

In the second quarter 2006, Texas Energy completed the acquisition of a lease in Texas for $47,000 in cash from Sundial. Sundial was not able to get the wells known as the Thresher, Medlen, Nantz, Wiechman fields to produce in a manner that was satisfactory to Texas Energy. Accordingly, Texas Energy agreed to return to Sundial its 100% working interest in the leases and wells and pay Sundial a $200,000 breakup fee to unwind the transaction and Sundial is required to relinquish its 25% interest in Texas Energy. This resulted in the sale of the lease and the recognition of approximately $658,000 loss on the termination of the joint venture at December 31, 2006.

In June 2006, Texas Energy completed the acquisition of Catlin Common/Gifford oil and gas leases in Jack County, Texas (these assets were subsequently transferred to Catlin Oil and Gas) for a purchase price of $2.3 million. The acquisition consisted of more than 30 leases and 65 wells, covering approximately 3,000 acres and various oil field equipment. A portion of these leases are classified as proved reserves at December 31, 2006. Acquisition costs are not subject to amortization until reserves may be classified proven.

Oil and gas properties subject to amortization	$1,398,302
Oil and gas properties not subject to amortization	1,902,465
Asset retirement obligation	—
Net Assets Acquired	$3,300,767

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

NOTE 13 - SUPPLIER AGREEMENTS

Sunoco, Inc

On November 4, 2005, Canyon Creek entered into a month-to-month agreement with Sunoco, Inc. (“Sunoco”) pursuant to which Sunoco will gather and purchase the oil produced from Canyon Creek's wells in the Fort Worth basin in North Central Texas. Sunoco has agreed to pay a one-dollar per barrel bonus over the posted price for West Texas Intermediate crude. In its agreement with Sunoco, Canyon Creek has specifically listed all of its properties located in Coleman, Palo Pinto, and Archer Counties. Accordingly, Canyon Creek has reserved the right and option to renegotiate the price or change the purchaser every 30 days, as it deems necessary.

West Texas Gas (WTG)

On October 1, 2005, Canyon entered a three-year natural gas purchase contract with WTG Jameson, LP to market casing head gas at its Hagler leases in Coleman County. Under the agreement, Canyon must pay certain fees and commissions on natural gas sales to WTG Jameson, LP.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 14- HURRICANES IN 2005

Neither Canyon Creek's well revitalization program nor its production of natural gas was affected by Hurricanes Rita or Katrina.

NOTE 15 - EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	December 31, 2006	December 31, 2005	Estimated Useful Lives
House	$162,000	$—	30 years
Shop	54,000	—	30 years
Rigs	385,000	—	15 years
Transportation Equipment	94,300	—	3-5 years
Pipeline	325,000	—	15 years
Surface & Oil Field Equipment	536,075	—	3-5 years
Other furniture and fixed assets	538,771	2,495	3-5 years
	2,095,146	2,495
Less: Accumulated depreciation and amortization	(55,110)	(104)
Oil field equipment and other fixed assets, net	$2,040,036	$2,391

Depreciation and amortization expense for oil field equipment and other fixed assets for the year ended December 31, 2006 was $55,005.

NOTE 16 - DEPOSIT RECEIVED FOR SALE OF MINORITY EQUITY INTEREST IN SUBSIDIARIES

The Company entered into agreements to sell 5% of the outstanding stock of Canyon Creek, or 5,000 shares, to Anjos Partners Ltd. (“Anjos Partners”) for $200,000; 5% of the outstanding stock of Catlin (5,000 shares) to both Anjos Partners for $300,000 and Eleben Partners for $300,000; and 5% of the outstanding stock of Texas Energy Pipeline (5,000 shares) to both Anjos Partners for $100,000 and Eleben Partners for $100,000. The Company received the total of $1,000,000 related to the sales of the 5% equity interests in the subsidiaries’ stocks during the fourth quarter of 2006 and it is captured in the Balance Sheet as a deposit received for sale of minority equity interest in subsidiaries at December 31, 2006. The Company completed the transactions in the first quarter of 2007.

NOTE 17 - NOTES PAYABLE

At December 31, 2006 and December 31, 2005 notes payable are broken down as follows:

	December 31, 2006	December 31, 2005

Unsecured notes payable due on demand to Katherine Betts, a minor Company shareholder, of which $20,000 bears interest at 11% per annum	$80,000	$80,000

Unsecured notes payable due on demand to Kamal Abdallah, Company Chief Executive Officer and President and significant Company shareholder bears interest at 10% per annum	874,696	64,696

Unsecured 8% note payable on demand	—	6,000

	954,696	150,696

Other unsecured non-interest notes payable on demand	—	10,717

Total notes payable, excluding interest	$954,696	$161,413

At December 31, 2006, and December 31, 2005, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $22,526 and $26,727, respectively. Accrued interest payable at December 31, 2006 and December 31, 2005 includes several years of interest from years prior to December 31, 2005.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 18 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

	December 31, 2006	December 31, 2005

Deferred tax asset:
Net operating loss carryforward	$10,795,750	$6,468,683
Valuation allowance	(10,795,750)	(6,468,683)

Net deferred tax asset	$—	$—

The Company incurred no federal income tax expense for the years ended December 31, 2006 and 2005, and utilized no tax carryforward losses. The Company incurred $800 and $800 of state income tax expense for years ended December 31, 2006 and 2005, respectively.

The Company has a net operating loss carryover of approximately $31,752,205 to offset future income tax. The net operating losses expire as follows:

December 31, 2009	$1,431,255
2010	947,760
2011	1,269,670
2017	885,291
2019	2,289,386
2020	2,671,128
2021	3,736,141
2022	850,127
2023	1,001,233
2024	1,760,656
2025	9,032,084
2026	5,877,474

Total	31,752,205

The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code due to events including changes of control and change in business activities.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 19 - INVESTMENT IN PREFERRED SERIES B RULE 144 RESTRICTED STOCK OF SITEWORKS BUILDING AND DEVELOPMENT CO., A PUBLICLY-TRADED ENTITY

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

Background

On June 17, 2005, Mr. Abdallah received 1,100,000 restricted shares of Siteworks Convertible Preferred Series B Stock from Siteworks as a partial compensation for his transferring certain real property (comprised of a former Wal-Mart store, vacant land, and a parking lot) with an aggregate appraised value of $2,800,000 to Siteworks on that date. In addition to receiving Convertible Preferred Series B stock, Mr. Abdallah also received 35,000,000 Siteworks common shares with an estimated fair value of $1,000,000, based on the publicly traded share price of that common stock on the date of issuance. On July 27, 2005, as described in the preceding paragraph, Mr. Abdallah transferred 1,000,000 shares of his Siteworks Convertible Preferred Series B stock to the Company. Mr. Abdallah retained ownership of 100,000 shares of the Convertible Preferred Series B stock, the 35,000,000 shares or 44% of the voting capital stock of Siteworks (assuming that both the Company's and Mr. Abdallah’s Siteworks Convertible Preferred Series B Stock were converted to that entity's common stock).

In its originally filed Form 10-QSB for the quarterly period ended June 30, 2006 filed on August 18, 2006, Siteworks (now known as “SBD International, Inc.”) indicated in its footnotes to the financial statements that it had determined the property was not free and clear of mortgages and liens, that there was a second mortgage of approximately $1,200,000 in the name of former seller who was committed to make the payments on the mortgage and that the 35,000,000 shares described in the preceding paragraph had been placed in escrow and would be retired if the individual did not make the payment.

Substitution of Siteworks B Preferred Stock with $1 million

During the month of June 2006, the Company deposited an aggregate of $1,000,000 it received from Mr. Abdallah in consideration for the Company’s assignment of the 100,000 Convertible Preferred Series B stock back to him, resulting in no gain or loss to the Company on the preferred shares. This substitution of cash occurred a year after the original transfer of Abdallah’s 1,000,000 shares of his Siteworks Convertible Preferred Series B stock to the Company. The transaction was memorialized in an agreement between the Company and Mr. Abdallah dated July 18, 2006 and approved by its two other members of the Board of Directors. (See Note 20 - “Equity Transactions” concerning the fair value of beneficial conversion feature related to the Company’s Series A convertible preferred stock received by Mr. Abdallah on August 4, 2005 in conjunction with the original Siteworks preferred stock transfer).

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 20 - EQUITY TRANSACTIONS

Chronological Listing of Common and Preferred Stock Equity Transactions

In December 2005 the Company agreed to issue 1,218 shares Class B Preferred stock in exchange for an investment of $1,218,000 from Miramar Investments, Inc. pursuant to a previously executed investment agreement. The stock certificates were issued during the first quarter of 2006.

On September 30,2005 the Company agreed to issue 255 shares of Class B convertible preferred stock with a $1,000 face value to Bratenahl Estates Development, LLC in consideration of $255,000 in cash. One share of Class B Preferred is convertible into 2,000 shares of Common Stock, which would equate to 510,000 common shares if the entire 255 preferred shares were converted. The 255 preferred shares or common stock converted there under are subject to Rule 144 restrictions. The Company received the entire $255,000 in cash during the third quarter. The 255 shares of Class B Preferred Stock certificates were issued to Bratenahl during the first quarter of 2006.

During December 2005 the Company issued 133,333 shares of common stock to Kamal Abdallah for $200,000.

During the year ended December 31, 2005, the Company issued 5,136,50 shares of its common stock under the terms of its 2004 Stock Incentive Plan to various consultants and employees for consulting services. Accordingly, the Company recorded a non-cash charge of $7,641,860 related to these issuances, based on the trading price of Company common shares on the date on which the shares were issued.

In August 2005, Canyon Creek purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field, about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of the Company stock under regulation 144r, valued at $55,000, which was the fair market value on the date of issue.

As part of the Canyon Creek joint venture formation the Company was required to issue 500,000 shares of its restricted common shares to USPX ten days after the execution of the agreement for consulting services. To date the Company has not issued the common shares to USPX. The company recorded a non-cash charge of $265,000 related to this issuance, based on the trading price of Company common shares on the date on which the shares were issued

During the year ended December 31, 2005, the Company issued 1,062,939 shares of its common stock in settlement of liabilities. The company recorded a non-cash gain on settlement of liabilities of $6,801 related to these issuances.

In August 2004, the Company entered into a financing agreement with Carol Pop, an individual investor that had already been amended to extend the closing to May 1, 2005. Under the terms of the agreement, the Company issued 222,220 restricted common shares for $350,000, of which the Company received $20,000 against the subscription prior to December 31, 2004. Accordingly, at December 31, 2004, the remainder balance of the subscription receivable was $330,000 and had been offset against shareholders' deficit .In August 2005 the Company and Carol Pop agreed to cancel 222,220 shares previously issued as Carol Pop was unable to deliver the remaining $330,000. The Company agreed to issue common stock for the $20,000 previously received from Carol Pop. The shares were not issued to Carol Pop. However, Carol Pop did return the shares in 2005.

The Company had incurred $21,355 in costs associated with the previously pending Company acquisition of real estate from Carol Pop involved in the financing agreement discussed in the previous paragraph. The aforementioned costs were been written off as a "loss on impairment of investment acquisition costs" during the second quarter of 2005.

On August 4, 2005, the Company issued 80,000 shares of its Series A Convertible Preferred Stock to Kamal Abdallah for an aggregate purchase price of $800,000. Each share of the Series A Convertible Preferred Stock is convertible into 1,000 shares of UPDA common stock. All shares of Mr. Abdallah's Series A Convertible Preferred Stock are currently convertible into 80,000,000 shares of UPDA common stock. Mr. Abdallah paid for the shares of Series A Convertible Preferred Stock by transferring securities owned by him with an aggregate market value of $800,000 to UPDA.

On August 4, 2005, the Company issued 20,000 shares of its Series A Convertible Preferred Stock to Christopher McCauley for an aggregate purchase price of $200,000. Each share of the Series A Convertible Preferred Stock is convertible into 1,000 shares of UPDA common stock. All shares of Mr. McCauley's Series A Convertible Preferred Stock are currently convertible into 20,000,000 shares of UPDA common stock. Mr. McCauley paid for the shares of Series A Convertible Preferred Stock by transferring securities owned by him with an aggregate market value of $200,000 to UPDA.

The fair value of the common stock that would be issued under the Series A Convertible Preferred Stock conversion feature, based on the trading price of the common stock on August 4, 2005, was $40,000,000 and exceeded the consideration of $1,000,000 received for the issuance of that preferred stock. Accordingly, during the year ended December 31, 2005 the Company has reflected a dividend in the form of a beneficial conversion feature, to the extent of the consideration received ($1,000,000), offset by a corresponding credit to additional paid in capital. The Company recorded a beneficial conversion relating to the conversion of the Series A Convertible Preferred Stock because the fair market value of the common stock was greater than the face value of the preferred stock. The beneficial conversion as measured is limited to the capital raised from the sale of the preferred stock pursuant to EITF 98-5.

On March 17, 2006, the Company issued 500,000 shares of its common stock under the terms of its 2004 Stock Incentive Plan in an agreement of settlement and release of claims for past consulting services in settlement of accounts payable and accrued expense payable of $125,000, resulting in a $30,000 gain on conversion costs and an increase in the same amount to stock issued for services being incurred from these liabilities.

During the year ended December 31, 2006, the Company issued 10,084,850 shares of its common stock under the terms of its 2004 Stock Incentive Plan to various consultants and employees for current year consulting services. Accordingly, the Company recorded a non-cash charge of $1,045,570 related to these issuances, based on the trading price of Company common shares on the date on which the shares were issued. Of the 10,084,850 shares of common stock issued in the year ended December 31, 2006, 75,000 shares of common stock were issued to related parties.

On December 27, 2006, the Company issued 3,700,000 shares of its common stock under the terms of its 2004 Stock Incentive Plan to Geoffrey Gordon Creed in full satisfaction of fees for past consulting services pursuant to a settlement agreement between the parties. Accordingly, the Company recorded a non-cash charge of $555,000 related to this issuance, based on the trading price of Company common shares on the date on which the shares were issued.

During the year ended December 31, 2006, the Company issued 4,740 shares of its Class B Preferred Stock to Miramar Investments, Inc. (“Miramar”) pursuant to the terms of an investment agreement between Miramar and the Company. The shares of Class B Preferred Stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for $4,740,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 21 - PREFERRED STOCK

Preferred Stock, Beneficial Conversion Features, and Change in Conversions made into Common Stock

During the third quarter of 2005, pursuant to an agreement between Bratenahl, Inc. (“Bratenahl”) and the Company, the Company advised its stock transfer agent that it was authorized to convert certain certificates representing 102 shares of $.001 par value “unlettered” convertible preferred stock of the Company held by Bratenahl into common stock of the Company at a conversion rate of 200,000 shares of common stock for each share of such preferred stock (an aggregate of 20,400,000 shares of common stock on a fully converted basis). The outstanding shares of this preferred stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Company. No additional consideration is payable upon the conversion of this preferred stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of this preferred stock are entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

Management of the Company considers the conversion of the unlettered convertible preferred shares by Bratenahl as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered preferred stock holder. The fair market value on the commitment date for 20,400,000 shares of the Company’s common stock was valued at $12,850,329. Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the third quarter of 2005 of $12,850,329.

During the third and fourth quarter period ended December 31, 2005, 66 out of the 102 “unlettered” convertible preferred shares held by Bratenahl were converted by Bratenahl into 13,200,000 shares of the Company’s common stock. Recording of the conversion of the 66 shares into common stock resulted in crediting “Common Stock” within “Shareholders’ Deficiency” for $13,225 at its par value and a corresponding charge against “Additional Paid-in Capital” in the same amount, since the par value of the “Unlettered Convertible Preferred” shares was nominal.

During the year ended December 31, 2006, the remaining 36 shares of this “unlettered” convertible preferred stock held by Bratenahl were converted by Bratenahl into 7,200,000 shares of common stock valued at $7,200.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 21 - PREFERRED STOCK (CONTINUED)

Preferred Stock, Beneficial Conversion Features, and Change in Conversions made into Common Stock - Continued

During the fourth quarter of 2005, pursuant to an agreement between Miramar and the Company, the Company advised its stock transfer agent that it was authorized to convert certain certificates representing 500 shares of $.001 par value “unlettered” convertible preferred stock of the Company held by Miramar into common stock of the Company at a conversion rate of 500,000 shares of common stock for each share of such preferred stock (an aggregate of 250,00,000 shares of common stock on a fully converted basis). The outstanding shares of this preferred stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Company. No additional consideration is payable upon the conversion of this preferred stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of this preferred stock are entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

Management of the Company considers the conversion of the unlettered convertible preferred shares by Miramar as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered preferred stock holder. The fair market value on the commitment date of 249,967,000 shares the Company’s common stock was valued at $149,980,200. Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the fourth quarter of 2005 for $149,980,200.

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

During the year ended December 31, 2005, 25 shares of this unlettered preferred stock, as restated, were converted by Miramar into 12,500,000 shares of the common stock of the Company. The shares were valued at $12,500.

During the year ended December 31, 2006, 474 shares of this unlettered preferred stock, as restated, were converted by Miramar into 237,260,002 shares of the common stock of the Company. The shares were valued at $237,260.

As discussed in “Note 20 - Equity Transactions” above, the Company reflected a stock dividend attributable to the shares of Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of Series A Convertible Preferred Stock are converted into common stock it will equate to 100,000,000 shares of common stock.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 21 - PREFERRED STOCK (CONTINUED)

Preferred Stock, Beneficial Conversion Features, and Change in Conversions made into Common Stock - Continued

As stated in Note 20 above, during the year ended December 31, 2006, the Company issued 4,740 shares of its Class B Preferred Stock to Miramar Investments, Inc. (“Miramar”) pursuant to the terms of an investment agreement between Miramar and the Company. The shares of Class B Preferred Stock issued to Miramar are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Miramar Investments, Inc. is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Miramar Investments, Inc., were in exchange for the $4,740,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the year ended December 31, 2006, pursuant to an agreement between Five Star Partners, LLC (“Five Star”) and the Company, the Company advised its stock transfer agent that it was authorized to convert certain certificates representing 757 shares of $.001 par value “unlettered” convertible preferred stock of the Company held by Five Star into common stock of the Company at a conversion rate of 200,000 shares of common stock for each share of such preferred stock (an aggregate of 151,400,000 shares of common stock on a fully converted basis). The outstanding shares of this preferred stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Company. No additional consideration is payable upon the conversion of this preferred stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of this preferred stock are entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

Management of the Company considers the conversion of this unlettered convertible preferred stock by Five Star as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered preferred stock holder. The difference between the original conversion feature and the fair market value of 151,400,000 shares of the Company’s common stock on the commitment date was valued at $15,138,789. Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the fourth quarter of 2006 for $15,138,789.

During the year ended December 31, 2006, 250 shares out of the 757 shares of unlettered convertible preferred stock held by Five Star were converted by Five Star into approximately 50,000,000 shares of the common stock of the Company. Recording of this conversion of the 250 shares of unlettered convertible preferred stock into common stock resulted in crediting “Common Stock” within “Shareholders’ Deficiency” for $50,000 at its par value and a corresponding charge against “Additional Paid-in Capital” in the same amount, since the par value of the “Unlettered Convertible Preferred” shares was nominal.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 21 - PREFERRED STOCK (CONTINUED)

Preferred Stock, Beneficial Conversion Features, and Change in Conversions made into Common Stock - Continued

During the year ended December 31, 2006, pursuant to an agreement between Devida Capital, LLC (“Devida”) and the Company, the Company advised its stock transfer agent that it was authorized to convert certain certificates representing 460 shares of $.001 par value “unlettered” convertible preferred stock of the Company held by Devida into common stock of the Company at a conversion rate of 200,000 shares of common stock for each share of such preferred stock (an aggregate of 92,000,000 shares of common stock on a fully converted basis). The outstanding shares of this preferred stock are restricted shares, but they have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Company. No additional consideration is payable upon the conversion of this preferred stock to shares of our common stock. Accordingly, the holders of the shares of underlying common stock issued upon conversion of shares of this preferred stock are entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

Management of the Company considers the conversion of this unlettered convertible preferred stock by Devida as a change in conversion feature in accordance with EITF 00.27 which required the difference in conversion to be treated as a dividend to the unlettered preferred stock holder. The difference between the original conversion feature and the fair market value of 92,000,000 shares of the Company’s common stock on the commitment date was valued at $9,199,264. Accordingly a change in conversion feature has been recorded in accordance with EITF 00.27 and the Company has reflected a stock dividend during the fourth quarter of 2006 for $9,199,264.

During the year ended December 31, 2006, 133 shares out of the 460 shares of unlettered convertible preferred stock held by Devida were converted by Five Star into approximately 26,600,000 shares of the common stock of the Company. Recording of this conversion of the 133 shares of unlettered convertible preferred stock into common stock resulted in crediting “Common Stock” within “Shareholders’ Deficiency” for $26,600 at its par value and a corresponding charge against “Additional Paid-in Capital” in the same amount, since the par value of the “Unlettered Convertible Preferred” shares was nominal.

As discussed above under “Chronological Listing of Common and Preferred Stock Equity Transactions,” the Company has reflected a stock dividend attributable to Series A Convertible Preferred Stock issued to Kamal Abdallah (80,000 shares) and Christopher McCauley (20,000 shares) during the third quarter of 2005 of $1,000,000. If and when the 100,000 shares of preferred stock are converted into common stock it will equate to 100,000,000 shares. As of March 20, 2007, none of these preferred shares have as yet been converted to common stock. If these preferred shares had been converted to common stock as of December 31, 2006, Kamal Abdallah and Christopher McCauley, as officers of the Company would have controlled 22% of the ownership of the Company common stock.

NOTE 22 - STOCK PLAN

The Board of Directors of the Company adopted a stock option plan (the “Plan”) effective October 18, 2004. The Plan shall expire on October 17, 2014. The Company has reserved 65,000,000 shares of common stock under the Plan for issuance to employees, directors, consultants and other eligible recipients. During the year ended December 31, 2006, our Board of Directors approved the issuance of an aggregate of 13,784,850 shares of our common stock to employees, directors, consultants and others under the terms of the stock option plan. As of December 31, 2006, the Company had no options outstanding under the Plan.

NOTE 23 - RELATED PARTY TRANSACTIONS

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

In March 2005, Kamal Abdallah was appointed by the Company as Chief Executive Officer, President and Chairman of its Board of Directors for a term of five (5) years, expiring March 11, 2010, with first year annual compensation of Three Hundred Thousand Dollars and issuance of Five Hundred Thousand free-trading shares each quarter and an additional two million shares each year. The agreement also entitles him to certain fringe benefits, such as vacation and health insurance, and guarantees payment of his compensation in the event of termination. The Board has also authorized a further issuance of 2,000,000 shares per annum for every one million dollars in Company net income as well as a bonus of no less than ten thousand dollars per quarter. Effective October 1, 2005, the employment agreement was amended to reduce annual compensation to $150,000 per year. During the years ended December 31, 2006 and December 31, 2005 the Company incurred $187,500 and $208,048, respectively of payroll expenses to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company, of which $187,500 is included in accrued liabilities at December 31, 2006. Accordingly, consulting fees and services incurred by the Company to Kamal Abdallah, including share issuances and amounts paid or payable in cash, aggregated $187,500 and none during the year ended December 31, 2006, and December 31, 2005, respectively.

During the year ended December 31, 2006, the Company incurred $125,414 of payroll expenses to Christopher McCauley, the Company's in-house counsel, of which $0 is included in accrued liabilities at December 31, 2006. Accordingly, consulting fees and services incurred by the Company to Mr. McCauley, including share issuances and amounts paid or payable in cash, aggregated none and $30,000 for the years ended December 31, 2006 and December 31, 2005, respectively.

During the year ended December 31, 2006, the Company incurred $25,000 of consulting fees and services to Dr. Bashirudden Usama, the former Chief Executive Officer and President. During the year ended December 31, 2005, the Company incurred $26,000 of consulting fees and services to Dr. Bashirudden Usama. Consulting fees and services incurred by the Company to Dr. Bashirudden Usama, including options granted and paid or payable in cash aggregated $32,120 during the year ended December 31, 2005.

In January 2006, Thad Kaplan was elected to the board of directors of Canyon Creek. On May 1 2006, the Company entered into an agreement with Thad Kaplan for consulting services including acting as liaison to UPDA Operators, Inc and Texas Energy Pipeline and Gathering Systems, Inc. for the period of two months with a payment of $7,000. Thad Kaplan is also a Director in Avalon Oil and Gas. On May 1, 2006, the Company received 7,500,000 shares of Avalon's common stock due to the sale of our Starr County lease. The shares of Avalon were valued by the Company at a fair market value of $.14 (the publicly traded share price of that entities freely trading common stock based on a ten day average), less a twenty-five (25%) restricted stock discount, on the date that the leases were transferred to Avalon for a net price per share of $.11. Subsequently during the fourth quarter of 2006, Canyon Creek wrote off the Avalon restricted shares as management did not believe they had any future value based on the current stock price and current state of Avalon’s business. The “Net Gain on the Sale to Avalon Oil and Gas, Inc.” of $28,000 was calculated as the value of total proceeds received from Avalon which consisted of 7,500,000 shares of Avalon’s common stock value of $0 plus $75,000 less the cost basis in the oil and gas leaseholds of $47,000.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 24 - COMMITMENTS AND CONTINGENCIES

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

Under the above agreements, at December 31, 2006 the Company's future commitments are as follows:

Years ending December 31:

2007	$312,500
2008	370,000
2009	270,000

Total	$952,500

Lease Agreements

In January 2006, the Company entered into a lease for office space in Florida. The lease expires February 28, 2009, and provides an option to renew for one additional term of three years. Annual rent under the lease is $20,398, subject to annual escalations.

On July 31, 2006, UPDA-O entered into a lease agreement with Malone & Cruz Lease Partnership for office space in Jacksboro, Texas. The lease expires July 31, 2009, and the minimum monthly rent is $500.

On August 1, 2006 the Company entered into a Lease agreement with Livable Machines, LLC for office space in Cleveland, Ohio. The lease expires August 1, 2009 and provides an option to renew for one additional term of three years. Annual rent under the lease is $12,000.

On August 15, 2006 the Company entered into a lease agreement with Crescent Real Estate Funding XII, L.P for office space in Dallas, Texas. The lease is for a period of 64 months commencing on September 1, 2006 with rent of $3,659 per month, and is subject to annual escalations.

On August 22, 2006 US Petroleum Depot Inc entered into a rental lease agreement with Brownsville Navigation District of Cameron County, Texas, for a term of five years payable semi-annually in installments of $9,801. The leased property is for the sole purpose of shipping and receiving oil products.

On September 27, 2006 the Company entered into a lease agreement with R.M Crowe Property Management, LP for office space in Houston, Texas. The lease has a term of sixty months, with rent of $2,800 per month, and is subject to annual escalations.

Rent expense was $139,958 for the year ended December 31, 2006.

At December 31, 2006 the Company's future commitments are as follows:

Years ending December 31:

2007	$71,788
2008	147,286
2009	153,629

Total	$372,704

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 25 - LITIGATION

In June of 2006 Texas Energy entered into an agreement for the purchase of a pipeline and certain other oil and gas assets for $1.7 million. As part of the transaction Texas Energy remitted a deposited of $100,000. Subsequently as title to those assets was under review, it was determined that clear title could not be established and the Sellers were notified orally of Texas Energy’s intention to cancel the transaction. Although this oral notification was provided prior to the deadline set forth in the contract for the return of the deposit, written notification was not provided by Texas Energy’s attorney until after that deadline had passed. Upon notification from the Seller’s counsel and that he intended to release the escrow to his client, Texas Energy immediately filed suit and obtained an injunction against the release of the funds.

Texas Energy is currently in negotiations for the purchase of oil and gas leases located in Palo Pinto, Texas for $2.8 million. The seller has agreed to apply the $100,000 paid in the above transaction to the purchase price of this transaction in settlement of the litigation.

On November 17, 2005, the Company, USPX, and Triple Crown Consulting ("TCC"), a private corporation, entered into a joint venture agreement (the "Agreement"). Pursuant to the terms of the Agreement, the Company, USPX and TCC formed Canyon Creek as the joint venture entity to carry out the proposed operations of the joint venture. The Company owns 65% of the capital stock of Canyon Creek, USPX owns 30% of the capital stock of Canyon Creek and TCC owns 5% of the capital stock of Canyon Creek.

Under the terms of the Agreement, and as consideration for their respective shares of the capital stock of Canyon Creek, the Company invested $1,200,000 to finance the operations of the joint venture, USPX assigned certain oil and gas leases to the joint venture and TCC agreed to provide ongoing management consulting services to the joint venture. The leases assigned to the joint venture by USPX cover approximately two thousand acres and contain approximately 60 oil and gas wells. The joint venture also acquired additional acreage and wells and intended to pursue further acquisitions of currently producing oil and gas properties, low risk drilling prospects and existing wells in need of technology to improve profitability. In addition, USPX principal was installed as President of Canyon Creek.

The Company paid an additional $2 million in workover costs that were incurred to place the oil and gas wells into working order.

USPX was responsible for the day-to-day operations of Canyon Creek, but the Company has control over the appointment of the financial officer of Canyon Creek. USPX was to be paid a managerial fee equal to 7.5% of the net operating revenue of Canyon Creek.

As a result of a review of the activities and expenditures of Canyon Creek that were undertaken and/or approved by USPX, the Company requested an explanation from USPX for apparent improprieties and mismanagement. As a result of that request, Don Orr submitted his resignation as President and board member of Canyon Creek and USPX was dismissed as manager of the properties.

On April 12, 2006, USPX filed suit against the Company, alleging that the Company had breached the above joint venture agreement. Specifically, USPX alleged that the Company committed wrongful acts, including the misappropriation of opportunities, misappropriation of business and proprietary information, fraud, and conspiracy to intentionally cause damage to USPX. In addition USPX is alleging that it has failed to receive any or all of the consideration that it was promised by the Company or Canyon Creek. USPX is also alleging that the Company and Canyon Creek fraudulently induced USPX and its principal, Donald Orr, into causing the transfer and assignment of certain oil and gas interests held by them.

The Company is contending that Donald Orr had received and/or incurred expenses that were not related to Canyon Creek, based upon a preliminary internal investigation.  Upon being confronted with these allegations, Mr. Orr resigned his position with Canyon Creek. The Company is in the process of filing a counter claim that would induce USPX to relinquish its 30% equity interest in Canyon Creek and repay the cash it had received and spent inappropriately.

On June 20, 2006, the Company filed a response denying the allegations. The matter is currently pending. As of the consolidated balance sheet date, the Company has not accrued any costs related to this matter, because the Company believes the suit is without merit. In addition, “Oil and Gas Property” assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled $1,970,000 on December 31, 2006. Revenues already earned from October 2005 to December 2006 totaled $382,000.

As of December 31, 2006, Miller Electric, a vendor, filed suit against the Company for $51,000 for unpaid invoices. The Company is currently negotiating a settlement for the lawsuit with Miller Electric.

NOTE 26 - SUBSEQUENT EVENTS

On January 15, 2007 Catlin and UPDA-O entered into an agreement for settlement and general release of claim with Trinidad Roustabout Services (NAVA) in which, Nava releases Catlin and UPDA-O from any and all claims any and all claims of unpaid invoices and supplies or services that were provided to Catlin and UPDA-O. In return, Catlin will pay Nava $15,000 in full satisfaction and Nava agrees to accept the sum as full and final settlement of any and all claims.

On March 5, 2007 the Company sold 5% of the outstanding stock of Canyon Creek, or 5,000 shares, to Anjos Partners Ltd. (“Anjos Partners”) for $200,000. On March 5, 2007 the Company sold 5% of the outstanding stock of Catlin (5,000 shares) to both Anjos Partners for $300,000 and Eleben Partners for $300,000. On March 5, 2007 the Company sold 5% of the outstanding stock of Texas Energy Pipeline (5,000 shares) to both Anjos Partners for $100,000 and Eleben Partners for $100,000. The Company received the $1,000,000 related to the sale of outstanding stock in the fourth quarter of 2006 and it is captured in deferred revenue at December 31, 2006.

In March 2007, US Petroleum completed the acquisition of the oil storage facility in Brownsville, Texas for $1,000,000.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

NOTE 26 - SUBSEQUENT EVENTS CONTINUED

During the quarter ended March 31, 2007, the Company issued Three Hundred Seventy-Five (375) shares of its Class B Preferred Stock to Devida Capital (“Devida”) pursuant to the terms of an investment agreement between Devida and the Company. The shares of Class B Preferred Stock issued to Devida are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Devida is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Devida were in exchange for the sum of Three Hundred Seventy-Five Thousand Dollars ($375,000) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the quarter ended March 31, 2007, the Company issued One Thousand Five Hundred and Ninety (1,590) shares of its Class B Preferred Stock to Five Star Partners (“Five Star”) pursuant to the terms of an investment agreement between Five Star and the Company. The shares of Class B Preferred Stock issued to Five Star are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Five Star is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Five Star were in exchange for the sum of One Million Five Hundred and Ninety Thousand Dollars ($1,590,000) in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the three months ended March 31, 2007, the Company issued 4,526,000 shares of its common stock under the terms of its 2004 Stock Incentive Plan to various consultants and employees for current year consulting services.

During the three months ended March 31, 2007, 318 shares out of the 757 shares of unlettered convertible preferred stock held by Five Star were converted by Five Star into approximately 63,500,000 shares of the common stock of the Company.

During the three months ended March 31, 2007, 309 shares out of the 460 shares of unlettered convertible preferred stock held by Devida were converted by Devida into approximately 61,750,000 shares of the common stock of the Company.

Promissory Note with Sheridan Asset Management, LLC

On April 6, 2007 the Company executed a senior secured promissory note with Sheridan Asset Management, LLC (“Sheridan”) for the principal amount of $3,635,000. The note matures on April 6, 2008. The note amount of $3,635,000 includes a principal amount of $2,726,250 and $908,750 of original issue discount based upon a 29.12% yield to maturity. Any overdue accrued and unpaid principal and interest shall accrue a late fee of 18%. The proceeds of the note will be used for acquisitions and working capital.

As part of the transaction Sheridan received a warrant to purchase 22,343,821 shares of the Company’s common stock for an exercise price of $.05483. The warrant expires on April 6, 2012. The Company will account for the warrant as a discount to the note based on the fair market value of the warrant and accrete the discount over one year.

The note is guaranteed by the Company’s two operating subsidiaries Canyon Creek and Catlin. In addition, Kamal Abdallah, Chairman and CEO and Christopher McCauley, Vice President and General Council have provided the lender with personal guarantees.

See independent auditor's report.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated financial Statements December 31, 2006 and 2005

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

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

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

Capitalized Costs Relating to Oil and Gas Producing Activities

As of December 31, 2006
Unproved oil and gas properties	$1,902,465
Proved oil and gas properties	2,398,302
Oil field equipment	2,095,146
Sale of overriding royalty interests on the leases of CCOG, Catlin, TE Pipeline	(1,000,000)
Total capitalized costs	5,395,913
Less accumulated depreciation and depletion	(146,208)
Net Capitalized Costs	$5,249,705

Capitalized Costs Relating to Oil and Gas Producing Activities

For the Year Ended December 31, 2005
Acquisition of proved oil and gas properties	$1,086,756
Acquisition of unproved oil and gas properties	2,735,433
Acquisition of oil field equipment	2,092,651
Sale of overriding royalty interests on the leases of CCOG, Catlin, TE Pipeline	(1,000,000)
Total Capitalized	4,914,840
Less depreciation & depletion expense	(132,793)
Net Capitalized Costs	$4,782,047

Results of Operations from Oil and Gas Producing Activities - The Company's results of operations from oil and gas producing activities are as follows. Income taxes are based on statutory tax rates, reflecting allowable deductions.

For the Year Ended December 31, 2006
Oil and gas revenues	$581,279
Production costs	(713,710)
Production taxes	(26,030)
Depreciation and depletion expense	(132,793)
Loss on Impairment of oil & gas properties	(875,698)
General and administrative expense	(980,901)
Results of operations before income taxes	(2,147,853)
Provision for income taxes	-
Results of Oil and Gas Producing Operations	$(2,147,853)

Notes to Consolidated financial Statements December 31, 2006 and 2005

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

For the Year Ended December 31, 2006
	Oil (1)	Gas (1)

Proved Developed at end of year	15,714	109,983

(1) Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31, 2006
Future cash flows	$1,610,577
Future production costs	(1,036,081)
Future development costs	(10,000)

Discounted Cash Flows	$438,524

See independent auditor's report.

EXHIBIT INDEX

Exhibit
Number	Description Of Document

2.1 #
Agreement and Plan of Merger dated June 17, 2005, among Pro Core Group, Inc., now known as Universal Property Development and Acquisition Corporation, and Universal Property Development and Acquisition Corporation, a Nevada corporation, which was a wholly-owned subsidiary of Procore Group, Inc. Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed by the company on July 15, 2005.

2.2 #
Articles of Merger by and between Universal Property Development and Acquisition Corporation and Pro Core Group, Inc. dated June 17, 2005. Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the company on July 15, 2005.

3.1 #
Articles of Incorporation of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

3.2 #	By-Laws of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

4.1 #
Certificate of Designation of Powers, Preferences and Rights of the Series B Convertible Preferred Stock of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

4.2 #@
Universal Property Development and Acquisition Corporation 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 numbered 333-120396 of the company filed on November 12, 2004.

4.3 #
Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

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

10.2 #
Joint Venture Agreement dated October 2005 by and between by and between Universal Property Development and Acquisition Corp, Triple Crown Consulting, Inc., RAKJ, Rene Kranvold and Masaood Group governing the formation and management of the joint venture entity West Oil & Gas, Inc. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

10.3 #
Joint Venture Agreement dated December 2005 by and between by and between Universal Property Development and Acquisition Corp and Lion Partners Hedge Fund governing the formation and management of the joint venture entity Winrock Energy, Inc. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

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

10.8 #
Commercial Contract-Improved Property by and between International Trades & Forwarding LLC as the Seller and U.S. Petroleum Depot, Inc. as the Buyer, dated as of December 1, 2006. Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the company on February 27, 2007.

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