Form 10KSB/A
period 2006-12-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2007-04-12
CIK 923771

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

Forward Looking Statements

All statements, other than statements of historical fact included in this Annual Report on Form 10-KSB/A (herein, "Annual Report") regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "could", "believe", "anticipate", "intend", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Unless the context otherwise requires, references in this Annual Report to "UPDA", "registrant", "issuer", "we", "us", "our", "the Company" or "ours" refer to Universal Property Development and Acquisition Corporation.

Explanatory Note

This amendment on Form 10-KSB/A is being filed to amend our annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 9, 2007, (the “Original Report”), solely for the purpose of making one correction. This amendment reflects the following change:

•	The inclusion of our auditors, KBL’s audit opinion that was erroneously excluded in the Original Report filed on April 9, 2007. No other information was changed or modified.

This amendment does not reflect events occurring after the filing of the Original Report, or modify or update those disclosures affected by subsequent events. This Amendment continues to speak as of the date of the Original Report, and does not modify or update any other item or disclosures in the Original Report.

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

US Petroleum Depot, Inc.

US Petroleum Depot, Inc. (“US Petroleum”), a Nevada corporation, was formed in 2006 as a wholly-owned subsidiary of the company. In late 2006, US Petroleum entered into an agreement to purchase an oil blending and distribution facility located at 32 Espiritu, Brownsville, Texas. US Petroleum closed on the storage facility in the first quarter of 2007. The property leased and operated by US Petroleum consists of, but is not limited to: (i) approximately 5.45 acres of real property, (ii) four oil storage tanks with an aggregate capacity of 48,000 barrels, (iii) ship channel access via two 8 inch diameter oil pipelines that measure 2,000 feet each , (iv) a railroad spur to receive or load oil via rail cars with a capacity of up to 800 barrels each and (v) equipment to allow the loading and unloading of oil from tanker trucks.

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

Major Customers

We principally sell our oil and natural gas production to marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year 2006, one purchaser, Sunoco Partners Marketing & Terminals LP, was responsible for generating approximately 77% of our total oil sales, and one purchaser , Enbridge G & P (North Texas) LP. , was responsible for generating approximately 71% of our natural gas sales. However, we believe that the loss of either of these oil and gas purchasers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

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

Developing and Exploiting Existing Properties . We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. We believe that our current and future cash flow and financing activities will enable us to undertake the exploitation of our properties through additional drilling and development activities.

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

Controlling Costs through Operation of Existing Properties . We operate essentially 100% of the pre-tax PV10 value of our total proved reserves, which we believe enables us to better manage expenses, capital allocations and the decision-making processes related to our exploitation and exploration activities.

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

We Have a Limited Operating History .

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

Management believes it reserves are substantially higher than what is reflected in the third party reserve report. The third party reserve reports were impacted by the transition of operation from TransPecos (Orr) to UPDA Operators and by a active workover program. Third Party Engineers require approximately 120 days of consistent production which UPDA was unable to achieve on many of its properties.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB/A (December 31, 2006), our Chief Executive Officer and General Counsel have each concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 8(a) above that occurred during the period covered by this Annual Report on Form 10-KSB/A and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors and Committees

Our Board of Directors currently consists of five positions, of which three are filled and two are vacant. Historically, our Board of Directors has generally acted as a whole on most corporate governance matters. We plan to form audit, nominating and corporate governance and compensation committees that will meet the criteria for independence under, and other applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and the rules and regulations adopted by the SEC. We plan to appoint to these committees individuals who are determined by our Board of Directors to be “independent” within the meaning of these laws and requirements. We intend to comply with such committee requirements as they become applicable to us. Our Board of Directors will adopt charters for these three committees. Once adopted, we intend to make the text of these charters available on our website at www.universalpropertydevelopment.com .

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

Financial Experts

At the present time no member of our Board of Directors meets the SEC definition of “Financial Expert” , which basically is limited to those who have prepared or audited comparable public company financial statements. While it might be possible to recruit a person who qualifies, the Board has determined that in order to fulfill all functions of our Board, each member of our Board should meet the criteria that have been established by our Board for board membership, and it is not in the best interests of our company to nominate someone who does not have all the experience, attributes and qualifications we seek.

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

10.8 #
Commercial Contract-Improved Property by and between International Trades & Forwarding LLC as the Seller and U.S. Petroleum Depot, Inc. as the Buyer, dated as of December 1, 2006 . Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the company on February 27, 2007.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KBL, LLP has served as our independent auditors since October 2000. The Board of Directors selected KBL, LLP as our independent auditors for the year ended December 31, 2005, and the Audit Committee has selected KBL, LLP to serve in the same capacity for the year ended December 31, 2006. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

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

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION

Date: April 12, 2007	By:	/s/ Kamal Abdallah
Kamal Abdallah Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Kamal Abdallah	Chief Executive Officer,	April 12, 2007
Kamal Abdallah	President and Director
(Principal Executive Officer)

/s/ Christopher J. McCauley	Vice-President, Secretary	April 12, 2007
Christopher J. McCauley	and Director

/s/ Steven Barrera	Director	April 12, 2007
Steven Barrera

KBL, LLP
CERTIFIED PUBLIC ACCOUNTANTS & ADVISORS

REPORT OF REGISTERED INDEPENDENT AUDITORS

Board of Directors and the Shareholders
Universal Property Development and Acquisition Corporation
Juno Beach, Florida

We have audited the accompanying consolidated balance sheets of Universal Property Development and Acquisition Corporation (a corporation formerly known as Procore Group, Inc.) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Property Development and Acquisition Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

April 9, 2007

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

Major Customers

For the year-ended December 31, 2006, one purchaser, Sunoco Partners Marketing & Terminals LP, was responsible for generating approximately 77% of our total oil sales, and one purchaser , Enbridge G & P (North Texas) LP. , was responsible for generating approximately 71% of our natural gas sales.

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

In June 2006, Texas Energy completed the acquisition of Catlin Common/Gifford oil and gas leases in Jack County, Texas (these assets were subsequently transferred to Catlin Oil and Gas) for a purchase price of $2.3 million. The acquisition consisted of more than 30 leases and 65 wells, covering approximately 3,000 acres and various oil field equipment. A portion of these leases are classified as proved reserves at December 31, 2006. Acquisition costs are not subject to amortization until reserves may be classified proven .

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

In August 2005, Canyon Creek purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field, about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of the Company stock under regulation 144r, valued at $55,000, which was the fair market value on the date of issue .

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

10.8 #
Commercial Contract-Improved Property by and between International Trades & Forwarding LLC as the Seller and U.S. Petroleum Depot, Inc. as the Buyer, dated as of December 1, 2006 . Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the company on February 27, 2007.

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