Form 10QSB
period 2007-03-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2007-05-21
CIK 923771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

Commission File Number:  0-25416

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
(Name of Small Business Issuer In Its Charter)

Nevada	20-3014499
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

14255 U.S. Highway #1, Suite 209, Juno Beach, FL 33408
(Address of Principal Executive Offices)

561-630-2977
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Common stock - par value $0.001	Over-the-Counter Bulletin Board
(Title Of Each Class)	(Name Of Exchange On Which Traded)

Securities registered under Section 12(g) of the Exchange Act: None

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

Yes ☐   No ☒

The Issuer had 557,808,016 shares of its common stock, par value $.001 per share, issued and outstanding as of May 1, 2007.

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

FORM 10-QSB
THREE MONTHS ENDED MARCH 31, 2007

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$744,349	$12,439
Restricted cash	259,170	255,831
Accounts receivable - oil, gas and condensate sales	1,345,254	162,352
Overadvanced royalties due from oil and gas lease property owners	115,173	100,308
Inventory	415,147	246,789
Other current assets	66,322	118,934
Total current assets	2,945,415	896,653

Property and Equipment:
Oil and gas properties, using full cost accounting
Subject to amortization	1,340,339	1,398,302
Not subject to amortization	1,840,469	1,902,465
Gross oil and gas properties	3,180,808	3,300,767
Accumulated depletion	(136,526)	(91,098)
Net oil and gas properties	3,044,282	3,209,669
Oil field equipment, pipeline and storage facility, and other fixed assets, at cost, net
of accumulated depreciation of $113,075 and $55,110, respectively	3,495,387	2,040,036
Property and equipment, net	6,539,669	5,249,705

Other Assets:
Advance to Heartland Oil & Gas Corp. toward subsequent majority investment
completed therein (Note 20)	80,000	-
Due from Continental Fuels, Inc.	1,899	-
Deposits towards pending oil oriented acquisitions (Note 20)	100,000	150,000
Total Other assets	181,899	150,000

TOTAL ASSETS	$9,666,983	$6,296,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit payable	$1,000,000	$-
Accounts payable and accrued expenses	1,430,845	1,297,382
Due to royalty holders	65,220	27,118
Notes payable - related parties	1,139,696	954,696
Due to USPX	6,054	6,054
Income taxes payable	3,219	3,019
Deposit received towards pending sale of minority equity interests in subsidiaries	-	1,000,000
Total current liabilities	3,645,034	3,288,269

40% minority interest in Canyon Creek Oil & Gas, Inc. subsidiary	139,714	203,215
25% minority interest in Texas Energy, Inc. subsidiary	-	(10,262)
30% minority interest in West Oil & Gas, Inc. subsidiary	(1,424)	(10,370)
20% minority interest in Ambient Wells Services subsidiary	(212)	(171)
10% minority interest in Catlin Oil & Gas subsidiary	(25,230)	-
Minority Interest	112,848	182,412

STOCKHOLDERS' EQUITY

Common stock, 2,000,000,000 shares $.001 par value authorized, 498,039,108
and 368,263,108 shares issued/"to be issued" and outstanding, respectively	498,039	368,263
Convertible preferred stock, 500,000,000 shares $.001 par value authorized, 235,586 and 236,212 shares issued and outstanding,
respectively	236	237
Class A convertible preferred stock, 200,000 shares $10.00 par value authorized, 100,000 and 100,000 shares issued and outstanding,
respectively	1,000,000	1,000,000
Class B convertible preferred stock, 9,578 shares $1,000.00 par value
authorized, 9,578 and 6,213 shares issued and outstanding, respectively	9,578,000	6,213,000
Additional paid-in capital	215,055,595	214,740,065
Accumulated deficit	(220,222,769)	(219,495,888)
Total stockholders' equity	5,909,101	2,825,677
Total liabilities and stockholders' equity	$9,666,983	$6,296,358

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	March 31, 2007	March 31, 2006
		(As Restated)

Natural gas sales	$71,358	$15,031
Oil sales	123,726	70,047
Condensate sales	1,112,825	-
Total revenue	1,307,909	85,078

Costs and operating expenses:
Lease operating expenses	210,652	10,778
Cost of condensate sales	1,119,001	-
Depletion expense	45,428	4,782
	1,375,081	15,560
Consulting fees and services, including $236,607 and $202,125 for the three
months ended March 31, 2007 and 2006 incurred via issuance of common shares	606,767	274,992
Payroll and related benefits	493,246	84,419
General and administrative	569,152	104,114
Depreciation expense	57,965	262
Total costs and operating expenses	3,102,211	479,347

Operating loss	(1,794,302)	(394,269)

Other income (expenses):
Gain on write off of loans and other liabilities no longer due and payable
related to liability settled	-	30,000
Interest expense	(5,283)	(670)
Interest income	3,339	-
Gain on sales of equity interest in Canyon Creek, Catlin and Texas Energy Pipeline subisidiaries	940,000	-
Total other income (expenses)	938,056	29,330

Loss before provision for income taxes	(856,246)	(364,939)
Provision for income taxes (current)	200	200
Net loss before minority interest	(856,446)	(365,139)
Add, 40% minority interest in net (loss) income of Canyon Creek Oil & Gas,
Inc. subsidiary	(102,698)	23,441
Add, 25% minority interest in net (loss) of Texas Energy Inc. subsidiary
through 9/30/06	-	(25)
Add, 30% minority interest in net (loss) of West Oil & Gas, Inc. subsidiary	(1,425)	(3,929)
Add, 20% minority interest in net (loss) of Ambient Wells Services	(212)	-
Add, 10% minority interest in net (loss) of Catlin Oil & Gas, Inc. subsidiary	(25,230)	-
Minority Interest	(129,565)	19,487

Net loss after minority interest	$(726,881)	$(384,626)

Basic and diluted net loss per weighted-average shares common stock
outstanding	$(0.00)	$(0.01)

Diluted loss attributable to common stockholders per weighted average shares
outstanding (adjusted for 100:1 reverse split)	$(0.00)	$(0.01)

Weighted-average number of shares of common stock outstanding	430,341,036	64,854,459

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Changes in Shareholders’ Equity For the three months ended March 31, 2007

	(shares)	(shares)
	Common	Preferred	Common	Preferred		Accumulated
	Stock	Stock	Stock	Stock	APIC	Deficit	Total

Balance at December 31, 2006	368,263,108	342,425	$368,263	$7,213,237	$214,740,065	$(219,495,888)	$2,825,677
Preferred shares converted to common	125,250,000	(626)	125,250	(1)	(125,250)	-	(1)
Preferred shares sold for cash	-	3,365	-	3,365,000	-	-	3,365,000
Common stock issued for services	4,526,000	-	4,526	-	440,780	-	445,306
Net Loss						(726,881)	(726,881)
Balance at March 31, 2007	498,039,108	345,164	$498,039	$10,578,236	$215,055,595	$(220,222,769)	$5,909,101

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended 3/31/07	Ended 3/31/06
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(726,881)	(384,626)
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest (loss) income	(129,564)	62,820
Depreciation and depletion expense	103,393	5,043
Consulting fee and services incurred through issuance of company
equity shares or options to acquire such shares	236,607	297,125
Gain on sales of equity interest in Canyon Creek, Catlin and Texas Energy Pipeline subisidiaries	(940,000)
Interest earned on restricted cash	(3,339)	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil, gas and condensate sales	(1,182,902)	(32,462)
Increase in over advanced royalties due from oil and gas lease property owners	(14,865)	-
Increase in inventory	(168,358)	-
Decrease in other current assets	50,000	-
Decrease in prepaid expenses	46,134	-
Decrease (increase) in security deposits	6,478	(7,156)
(Decrease) increase in accounts payable & accrued expenses	342,161	(266,989)
Increase in income taxes payable	200	200
Increase in due to USPX	-	4,013
Increase in due to royalty holders	38,102	3,240
NET CASH USED IN OPERATING ACTIVITIES	(2,342,834)	(318,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to Heartland Oil & Gas Corp. toward subsequent majority investment	(80,000)	-
Payments for assignment of rights to oil and gas leases to the company	-	(100,000)
Payments of capitalized oil and gas properties work-over costs	(187,252)	(1,209,661)
Purchases of oil field equipment and other equipment	(116,825)	(3,000)
Acquisition of oil storage facility	(1,089,280)	-
Expenses paid on behalf of Continental Fuels, Inc.	(1,899)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,475,256)	(1,312,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in notes payable	185,000	-
Advances received under line of credit	1,000,000	-
Proceeds from sale of preferred stock	3,365,000	1,790,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,550,000	1,790,000

NET INCREASE IN CASH	731,910	158,547
Cash, beginning of period	12,439	132,935
Cash, END OF PERIOD	744,349	291,482

Cash paid during the period for:
Income taxes	(200)	(200)

Interest expense	-	-

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 1 - BASIS OF PRESENTATION

ORGANIZATION

Universal Property Development and Acquisition Corporation (“UPDA” or “the Company”) was incorporated in the State of California in 1982 under the name Tahoe Lake Concession. In August 1983 the name was changed to BAOA, Inc., in November 2000 the name was changed to Call Solutions, Inc., and in November 2003 the name was changed to Procore Group, Inc. In June 2005, our Board of Directors authorized and approved the upstream merger of our wholly owned subsidiary, Universal Property Development and Acquisition Corporation, which had no operations, with and into UPDA (the “Upstream Merger”). The Upstream Merger became effective on June 17, 2005 and our common stock trades on the OTC Bulletin Board under the trading symbol “UPDA.OB”.

The Company is engaged in the oil and natural gas acquisition, production, development, storage,distribution and blending industry. UPDA currently has operations in the State of Texas.

In June 2005, the Company increased the number of its authorized shares of common stock from 750,000,000 to 2,000,000,000 and effectuated a 100:1 reverse split of the Company’s common stock. The company is authorized to issue an aggregate of 2,500,000,000 shares, of which 2,000,000,000 are designated as common shares and 500,000,000 shares are designated as preferred stock.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of its operations, and cash flows for the three month periods ended March 31, 2007 and 2006, and respectively changes in stockholders’ equity for the three month period ended March 31, 2007. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed on April 12, 2007.

GOING CONCERN

The Company has incurred recurring operating losses since its inception, and as of March 31, 2007 had an accumulated deficit of approximately $220,223,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2007 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan. Management of the Company is currently in the process of trying to secure additional capital.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 1 - BASIS OF PRESENTATION - (continued)

GOING CONCERN - (continued)

There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the period ended March 31, 2007 include the financial position and operating activities of UPDA and its then 100% owned subsidiaries UPDA-Operators (“UPDA-OI” or “UPDA-O”), Texas Energy, Inc. (“TEI” or “Texas Energy”), US Petroleum Depot Inc. (“USPD”), UPDA Texas Trading, Inc. (“Texas Trading”), its 90% owned subsidiaries Catlin Oil & Gas (“Catlin”) and Texas Energy Pipeline & Gathering Systems (“TEPG”), its 60% owned subsidiary Canyon Creek Oil and Gas, Inc. (“Canyon Creek” or “Canyon”), its 70% owned subsidiary West Oil & Gas, Inc. (“WOG” or “West Oil”), and its 80% owned subsidiary Ambient Wells Services, Inc. (“Ambient”). The Company has an additional joint venture, Winrock Energy Inc. (“Winrock”), which was inactive as of March 31, 2007. All inter-company balances have been eliminated in consolidation.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 336,926,000 and 394,826,000 of common shares as of March 31, 2007 and December 31, 2006 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

MAJOR CUSTOMERS

For the three months ended March 31, 2007, one purchaser, Geer Tank Trucks, Inc., was responsible for generating approximately 100% of our total oil sales, and one purchaser, Enbridge G & P (North Texas) LP., was responsible for generating approximately 95% of our natural gas sales and one purchaser, Western Refining Company, was responsible for generating approximately 100% of our light oil crude condensate sales.

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

Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. The accuracy of our reserve estimates is a function of:

☐	the quality and quantity of available date;

☐	the interpretation of that data;

☐	the accuracy of various mandated economic assumptions; and

☐	the judgments of the persons preparing the estimates.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

OIL AND GAS PROPERTIES (continued)

Proved reserve information is based on reports by third party consultants. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the three months ended March 31, 2007 and 2006, was $45,428 and $4,782 respectively, based on depletion at the rate of $11.07 and $2.94 per barrel-of-oil-equivalent, respectively.

The capitalized cost included in the full cost pool is subject to a “ceiling test”, which limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. The ceiling test calculation is dependent on the estimates used in the calculation of our proved reserves. As of March 31, 2007 and December 31, 2006 , a portion of our oil and gas property was unproved and was excluded from amortization.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

INCOME TAXES - (continued)

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company’s overall results of operations or financial position.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

RECENT ACCOUNTING PRONOUNCEMENTS- (continued)

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

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

Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company’s overall results of operations or financial position

In September 2006, the Financial Accounting Standards Board (“FASB”) the issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. The adoption of SFAS No. 158 will have no impact on the Company’s overall results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 will not have an impact on the Company’s overall results of operations or financial position.

NOTE 3 - INVESTMENT IN CANYON CREEK OIL & GAS

During July 2005 the Company formed a joint venture with US Production & Exploration, LLC (“USPX”) and Triple Crown Consulting (“TCC”) named Canyon Creek Oil & Gas, Inc. (“Canyon”). Canyon was formed for the purpose of acquiring oil and gas producing properties, low risk drilling prospects, and prospects in need of state-of-the-art technology to make them viable. USPX is an independent production and exploration company located in Sugar Land, Texas, engaged in the acquisition of oil and gas producing properties with multiple enhancement opportunities.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 3 - INVESTMENT IN CANYON CREEK OIL & GAS - (continued)

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

On March 24, 2006, Donald Orr resigned from all of his positions as an officer and member of the Board of Directors of Canyon Creek Oil & Gas, Inc. Donald Orr is a member of USPX. USPX was the sole operator of Canyon Creek Oil & Gas, Inc’s oil fields. In the second quarter of 2006, Don Orr commenced a lawsuit against Canyon Creek to which the Company responded and is countersuing. The details and current status of the lawsuits is more fully described under Note 19-Litigation. As of March 31, 2007 UPDA did not accrue any costs related to this matter because the Company believes the suit is without merit. As a result of the litigation, USPX is no longer the operator. In October 2006 UPDA-O became the operator of record for Canyon Creek.

On March 24, 2006, Donald Orr resigned from all of his positions as an officer and member of the Board of Directors of Canyon Creek Oil & Gas, Inc. Donald Orr is a member of USPX. USPX was the sole operator of Canyon Creek Oil & Gas, Inc’s oil fields.  In the second quarter of 2006, Don Orr commenced a lawsuit against Canyon Creek to which the Company responded and is countersuing. The details and current status of the lawsuits is more fully described under Note 19-Litigation. As of December 31, 2006 UPDA did not accrue any costs related to this matter because the Company believes the suit is without merit.

As a result of the litigation, USPX was no longer the operator, leaving Canyon Creek without a licensed field operator in the second quarter of 2006.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 3 - INVESTMENT IN CANYON CREEK OIL & GAS - (continued)

On August 9, 2006, the Railroad Commission of Texas approved UPDA-O’s P-5 Organization Report and now UPDA-O is the sole operator of all the oil and gas wells covered by the Company’s leases. In October 2006 UPDA-O received its P-4 to become the operator of record for Canyon Creek. As of December 31, 2006, UPDA-O is still the operator of record for Canyon Creek.

“Oil and Gas Property” assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled approximately $2,064,000 on March 31, 2007. Revenues already earned from October 2005 to March 2007 totaled approximately $455,000. See Note 19 for a detailed discussion of the litigation described in the preceding two paragraphs.

Canyon Creek recorded a full cost pool impairment of approximately $15,000 for the year ended December 31, 2006. Based on management’s evaluation of the undeveloped leasehold owned by Canyon Creek, it was determined that the Inez was impaired because the Yegua sand was depleted and could not be produced at this zone.

The remaining value is the potential completion in the Frio sand zone. As a result, Canyon Creek wrote off 60% of its value currently in undeveloped leasehold attributable to the Inez Well or approximately $860,000. Accordingly the Consolidated Statement Operations of the Company for the year ended December 31, 2006 reflects a loss on the impairments of $875,698.

Management believes its reserves are substantially higher than what is reflected in the independent third party reserve report. This third party reserve reports were impacted by the transition of operations from TransPecos (Orr) to UPDA Operators and by a active workover program. Third party engineers require approximately 120 days of consistent production which UPDA was unable to achieve on many of its properties.

Management intends to continue to monitor production from the wells on a quarterly basis to assess whether the oil and gas properties are further impaired than what was reflected as of December 31, 2006.

NOTE 4 - ACQUISITION OF US PETROLEUM DEPOT

On April 20, 2006, the Company made a deposit of $50,000 under the terms of a letter of intent to purchase the US Petroleum Depot, an oil storage facility in Brownsville, Texas for a total of $1,000,000. In March 2007 US Petroleum completed the purchase of the oil storage facility, the cost of which is included within the Company’s “Property and Equipment” described in Note 9. Subsequent to March 31, 2007, as discussed in Note 20, the oil storage facility asset has been transferred to Continental Fuel, Inc. (“Continental”) in conjunction with a pending business combination resulting from UPDA’s investment in Continental.

NOTE 5 - LETTER OF CREDIT

As of March 31, 2007, the Company is contingently liable to Wachovia for an open letter of credit in the amount of $250,000 for issuance and filing with the Texas Railroad Commission which is secured by a $250,000 deposit account at the bank in the form of a certificate of deposit that becomes due on August 2, 2007 and accrues interest at a rate of 5.26%. At March 31, 2007 restricted cash in the balance sheet in the amount of $259,170 represents the amount on deposit including interest.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 6 - ACQUISITION OF OIL AND GAS PROPERTIES

 On June 2, 2006 Texas Energy, Inc. completed the acquisition of certain assets pursuant to the terms and conditions of a Purchase Agreement dated April 12, 2006 (the “PA”) by and between Texas Energy as the purchaser and the Catlin Oil Company (“COC”), Virginia Catlin, Randy Catlin and the Estate of Carl Catlin (collectively the “Catlins”) as the sellers. The aggregate purchase price of the assets purchased by Texas Energy pursuant to the PA was $1,700,000 in cash. The Company incurred a fee of $50,000 for not completing the transaction in a timely basis.

Texas Energy purchased and COC and the Catlins (collectively the “Sellers”) sold all of the rights, title and interest of the Sellers in certain assets collectively defined as the “Jack County Property” in the PA.

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

The Company also incurred $51,000 in brokers fees to Max Smith during the second quarter of 2006 related to the Catlin acquisition.

Below is a summary of the purchase price for Oil & Gas Property assets for the Catlin acquisition:

Cost of oil leases and other rights to operate wells, related well and transportation equipment, including late fee of $50,000	$1,750,000
Finders fee incurred to NorTex Holdings, Inc.	500,000
Broker fee to Max Smith	51,000
Total - consideration	$2,301,000

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 6 - ACQUISITION OF OIL AND GAS PROPERTIES - (continued)

The Company has allocated the purchase price based on the fair market value of the assets as follows:

Less costs allocated to fixed assets:

Surface & Oil Field Equipment	$536,075
Rigs	385,000
Pipeline	325,000
Transportation Equipment	94,300
Land	100,000
House	162,000
Shop	54,000
Total	1,656,375

Total Allocated to Leases all subject to amortization	$644,625

A portion of these leases are classified as proved reserves at March 31, 2007. Acquisition costs are not subject to amortization until reserves may be classified proven.

Upon formation of Canyon, USPX contributed leasehold rights to certain oil and gas properties in North Texas valued at cost of $607,031, which consisted of a total of 2,489 acres and 61 wells in Archer, Coleman, and Palo Pinto Counties. A portion of these leases were classified as proved reserves at December 31, 2006 and March 31, 2007, and accordingly, acquisition costs are subject to amortization.

In August 2005, Canyon purchased a 243-acre oil and gas lease in Victoria County, Texas. The lease is located in the Inez Gas Field about one mile west of Inez, Texas. The leasehold was acquired in exchange for 100,000 shares of UPDA stock, which was valued at $55,000, the fair market value on the date of issuance. These wells were classified as unproven reserves at December 31, 2006 and March 31, 2007 and accordingly, acquisition costs are not subject to amortization.

In October 2005, Canyon completed the acquisition of a 40-acre oil and gas lease in Young County, Texas for a cash purchase price of $18,000. The lease is located in the Prideaux Field. These wells were classified as undeveloped at December 31, 2006 and March 31, 2007, and accordingly, acquisition costs are not subject to amortization.

Oil and gas properties subject to amortization	$1,340,339
Oil and gas properties not subject to amortization	1,840,469
Asset retirement obligation	—
Net Assets Acquired	$3,180,808

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred which, for the Company, is typically when an oil or gas well is drilled or purchased. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company’s asset retirement obligations relate primarily to the obligation to plug and abandon oil and gas wells and support wells at the conclusion of their useful lives.

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

NOTE 8 - SUPPLIER AGREEMENTS

Sunoco Oil

On November 4, 2005, Canyon entered into month-to-month agreement with Sunoco to gather and purchase the oil produced from Canyon Creek’s wells in the Fort Worth basin in North Central Texas. Sunoco has agreed to pay a one dollar bonus over the posted price for West Texas Intermediate crude. In its agreement with Sunoco, Canyon Creek has specifically listed all of its properties located in Coleman, Palo Pinto, and Archer Counties. Accordingly, Canyon Creek has also reserved the right and option to renegotiate the price or change the purchaser every 30 days as it deems necessary. This contract has been canceled and replaced by a combined contract for Canyon Creek and Catlin with Geer Tank Trucks Inc.

West Texas Gas (WTG)

On October 1, 2005, Canyon Creek entered a three year natural gas purchase contract with WTG Jameson, LP to market casing head gas at its Hagler leases in Coleman County. Under the agreement, CCOG must pay certain fees and commissions on natural gas sales to WTG Jameson, LP.

Geer Tank Trucks Inc. (Geer Tank)

On February 1, 2007 the Company entered into an Oil Purchase and Transportation agreement with Geer Tank Truck Services (“Geer Tank”) for a period of 3 months in which Geer agrees to pay UPDA’s average posted price. The term of the contract will automatically extend unless 30 day advanced notice of non-renewal is given by either party.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 8 - SUPPLIER AGREEMENTS (continued)

Enbridge G&P (Enbridge)

On March 1, 2007 Texas Energy entered into a Gas Purchase Contract with Enbridge G & P (North Texas) LP (“Enbridge”) for a period of 5 years in which Enbridge will gather and purchase the gas Texas Energy has for sale. As full consideration, Enbridge agrees to pay Texas Energy based on the details of product value and residue gas value including the deductible entitlements of gas service fee, compression fee and low volume fee allowable to Enbridge.

NOTE 9 - PROPERTY AND EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation and amortization:

	March 31, 2007	December 31, 2006 (As Reclassified)	Estimated Useful Lives
House	$162,000	$162,000	30 years
Shop	54,000	54,000	30 years
Rigs	393,379	385,000	15 years
Transportation Equipment	94,300	94,300	3-5 years
Pipeline	520,347	516,515	15 years
Surface & Oil Field Equipment	831,075	536,075	3-5 years
Oil Storage Facility (Note 4)	1,089,280	-	30 years
Other furniture and fixed assets	464,081	347,256	3-5 years
	3,608,462	2,095,146
Less: Accumulated depreciation and amortization	(113,075)	(55,110)
Oil field equipment and other fixed assets, net	$3,495,387	$2,040,036

Depreciation and amortization expense for oil field equipment and other fixed assets for the three months ended March 31, 2007 and 2006 was $57,965 and $262, respectively.

NOTE 10 - NOTES PAYABLE

At March 31, 2007, and December 31, 2006 notes payable, none of which require periodic regular payments of either principal or interest, are broken down as follows:

	March 31, 2007	December 31, 2006

Unsecured notes payable due on demand to Katherine Betts, a minor Company shareholder, of which $20,000 bears interest at 11% per annum	$80,000	$80,000

Unsecured notes payable due on demand to Kamal Abdallah, Company Chief Executive Officer and President and significant Company shareholder bears interest at 10% per annum	1,059,696	874,696

Total notes payable, excluding interest	$1,139,696	$954,696

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 10 - NOTES PAYABLE (continued)

At March 31, 2007, and December 31, 2006, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $23,076 and $22,526, respectively. Accrued interest payable at March 31, 2007, and December 31, 2006 includes several years of interest from years prior to December 31, 2006.

NOTE 11 - SECURED LINE OF CREDIT PAYABLE

On March 6, 2007, UPDA Petroleum Depot, Inc. and UPDA Texas Trading, Inc. entered into a Line of Credit agreement with Inter National Bank under which a Lines totaling $1,000,000 was established for financing relating to condensate sales made to third party customers by US Texas Trading, Inc. The Lines of Credit expires in March, 2008 and is subject to a 5% late fee. Amounts due under the line are secured by a pledge of collateral on behalf of UPDA Petroleum Depot, Inc. and UPDA Texas Trading, Inc. in the form of a certificate of deposit by Benjamin Kaplan and Robert Grinberg (the “Pledgors”). At March 31, 2007, UPDA Petroleum Depot, Inc. and UPDA Texas Trading, Inc. are liable for a series of disbursements under the line aggregating $1,000,000, which bears interest at 7.25% per annum. The amounts disbursed were used by UPDA Texas Trading to make the payments needed for a contracted purchase of condensate and certain petroleum products by UPDA Texas Trading for resale to third parties. As consideration for the pledge, UPDA agreed that the pledgors shall each receive $.25 per barrel upon payment to UPDA from sale to third parties but only when the transaction shows positive gross margins on the sales.

NOTE 12 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:
	March 31, 2007	December 31, 2006
Deferred tax asset:
Net operating loss carryforward	$11,042,889	$10,795,750
Valuation allowance	(11,042,889)	(10,795,750)
Net deferred tax asset	$—	$—

The Company incurred no federal income tax expense for the three months ended March 31, 2007 and March 31, 2006 and utilized no tax carryforward losses. The Company incurred $200 of state income tax expense for each of the three month periods ended March 31, 2007, and March 31, 2006, respectively.

The Company has a net operating loss carryover of approximately $32,479,086 to offset future income tax. The net operating losses expire as follows:

December 31, 2009	$1,431,255
2010	947,760
2011	1,269,670
2017	885,291
2019	2,289,386
2020	2,671,128
2021	3,736,141
2022	850,127
2023	1,001,233
2024	1,760,656
2025	9,032,084
2026	5,877,474
2027	726,881
Total	$32,479,086

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 12 - INCOME TAXES (continued)

The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code due to events including changes of control and change in business activities.

NOTE 13 - SALE OF MINORITY EQUITY INTEREST IN SUBSIDIARIES

During the three months ended March 31, 2007, the Company sold 5% of the outstanding stock of Canyon Creek, or 5,000 shares, to Anjos Partners Ltd. (“Anjos Partners”) for $200,000; 5% of the outstanding stock of Catlin (5,000 shares) to both Anjos Partners for $300,000 and Eleben Partners for $300,000; and 5% of the outstanding stock of Texas Energy Pipeline (5,000 shares) to both Anjos Partners for $100,000 and Eleben Partners for $100,000. The Company received the total sum of $1,000,000 related to the sales of the 5% equity interests in the subsidiaries’ stocks, resulting in a gain on the sales of $940,000

NOTE 14 - EQUITY TRANSACTIONS

During the three months ended March 31, 2007, the Company issued 4,291,000 shares of its common stock under the terms of its 2004 Stock Incentive Plan in an agreement of settlement and release of claims for past consulting services in settlement of accounts payable for $420,518, resulting in a non-cash charge to operations of $211,819 for the three months ended March 31, 2007 based upon the publicly traded share price of the Company’s common stock.

During the three months ended March 31, 2007, the Company issued 235,000 shares of its common stock under the terms of its 2004 Stock Incentive Plan to various consultants for current year consulting services. Accordingly, the Company recorded a non-cash charge to operations of $24,788 related to these issuances, based on the trading price of Company common shares on the date on which the shares were issued.

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

During the year ended December 31, 2006, 133 shares out of the 460 shares of unlettered convertible preferred stock held by Devida were converted by Devida into approximately 26,600,000 shares of the common stock of the Company. Recording of this conversion of the 133 shares of unlettered convertible preferred stock into common stock resulted in crediting “Common Stock” within “Shareholders’ Deficiency” for $26,600 at its par value and a corresponding charge against “Additional Paid-in Capital” in the same amount, since the par value of the “Unlettered Convertible Preferred” shares was nominal.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 14 - EQUITY TRANSACTIONS - (continued)

During the three months ended March 31, 2007, 309 shares out of the 460 shares of unlettered convertible preferred stock held by Devida were converted by Devida into approximately 61,750,000 shares of the common stock of the Company. Recording of this conversion of the 309 shares of unlettered convertible preferred stock into common stock resulted in crediting “Common Stock” within “Shareholders’ Deficiency” for $61,750 at its par value and a corresponding charge against “Additional Paid-in Capital” in the same amount, since the par value of the “Unlettered Convertible Preferred” shares was nominal.

During the three months ended March 31, 2007, the Company issued 375 shares of its Class B Preferred Stock to Devida Capital, LLC (“Devida”) pursuant to the terms of an agreement between Devida and the Company. The shares of Class B Preferred Stock issued to Devida are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Devida Capital, LLC is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Devida Capital, LLC were in exchange for the $375,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 14 - EQUITY TRANSACTIONS - (continued)

During the three months ended March 31, 2007, 318 shares out of the 757 shares of unlettered convertible preferred stock held by Five Star were converted by Five Star into approximately 63,500,000 shares of the common stock of the Company. Recording of this conversion of the 318 shares of unlettered convertible preferred stock into common stock resulted in crediting “Common Stock” within “Shareholders’ Deficiency” for $63,500 at its par value and a corresponding charge against “Additional Paid-in Capital” in the same amount, since the par value of the “Unlettered Convertible Preferred” shares was nominal.

During the three months ended March 31, 2007, the Company issued 2,990 shares of its Class B Preferred Stock to Five Star Partners, LLC (“Five Star”) pursuant to the terms of an agreement between Five Star and the Company. The shares of Class B Preferred Stock issued to Five Star are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Five Star Partners, LLC is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Five Star were in exchange for $2,990,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Five Star Partners, LLC is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Five Star Partners, LLC were in exchange for the $2,990,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

NOTE 15 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, the Company incurred $37,500 of executive compensation included in “Payroll and related benefits” to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company. During the three months ended March 31, 2006, the Company incurred $37,500 to Kamal Abdallah included with in “Consulting fees and services.” At March 31, 2007, $187,500 of unpaid compensation for Kamal Abdallah is included in accrued liabilities.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

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

Under the above agreements, at March 31, 2007 the Company’s future commitments are as follows:

Years ending March 31:
2008	$415,000
2009	295,000
2010	135,000
Total	$845,000

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

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

On August 15, 2006 the Company entered into a lease agreement with Crescent Real Estate Funding XII, L.P for office space in Irving, Texas. The lease is for a period of 64 months commencing on September 1, 2006 with rent of $3,659 per month, and is subject to annual escalations.

On August 22, 2006 US Petroleum Depot Inc entered into a rental lease agreement with Brownsville Navigation District of Cameron County, Texas, for a term of five years payable semi-annually in installments of $9,801. The leased property is for the sole purpose of shipping and receiving oil products.

On September 27, 2006 the Company entered into a lease agreement with R.M Crowe Property Management, LP for office space in Fort Bend County, Texas. The lease has a term of sixty months, with rent of $2,800 per month, and is subject to annual escalations.

Rent expense was $68,730 and $9,827 for the three months ended March 31, 2007, and March 31, 2006 respectively.

Under the above lease agreements, at March 31, 2007 the Company’s future commitments are as follows:

Years ending March 31:

2008	$138,227
2009	150,180
2010	124,377
2011	123,135
2012	59,267

Total	$595,186

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 17 - STOCK PLAN

The Board of Directors of the Company adopted a stock option plan (the “Plan”) effective October 18, 2004. The Plan shall expire on October 17, 2014. The Company has reserved 65,000,000 shares of common stock under the Plan for issuance to employees, directors, consultants and other eligible recipients. During the three months ended March 31, 2007, our Board of Directors approved the issuance of an aggregate of 4,526,000 shares of our common stock to employees, directors, consultants and others under the terms of the stock option plan. To date, 46,689,150 shares of common stock are remaining to be issued under the Plan. As of March 31, 2007, the Company had no options outstanding under the Plan.

NOTE 18 - PREFERRED STOCK CONVERSIONS

As described above in Note 14, during the three months ended March 31, 2007, the Company issued 375 shares of its Class B Preferred Stock to Devida Capital, LLC (“Devida”) pursuant to the terms of an agreement between Devida and the Company. The shares of Class B Preferred Stock issued to Devida are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Devida Capital, LLC is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Devida Capital, LLC were in exchange for the $375,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

As described above in Note 14, during the three months ended March 31, 2007, the Company issued 2,990 shares of its Class B Preferred Stock to Five Star Partners, LLC (“Five Star”) pursuant to the terms of an agreement between Five Star and the Company. The shares of Class B Preferred Stock issued to Five Star are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Five Star Partners, LLC is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Five Star Partners, LLC were in exchange for the $2,990,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 18 - PREFERRED STOCK CONVERSIONS - (continued)

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

During the year ended December 31, 2006, 133 shares out of the 460 shares of unlettered convertible preferred stock held by Devida were converted by Devida into approximately 26,600,000 shares of the common stock of the Company. Recording of this conversion of the 133 shares of unlettered convertible preferred stock into common stock resulted in crediting “Common Stock” within “Shareholders’ Deficiency” for $26,600 at its par value and a corresponding charge against “Additional Paid-in Capital” in the same amount, since the par value of the “Unlettered Convertible Preferred” shares was nominal.

During the three months ended March 31, 2007, 309 shares out of the 460 shares of unlettered convertible preferred stock held by Devida were converted by Devida into approximately 61,800,000 shares of the common stock of the Company. Recording of this conversion of the 309 shares of unlettered convertible preferred stock into common stock resulted in crediting “Common Stock” within “Shareholders’ Deficiency” for $61,800 at its par value and a corresponding charge against “Additional Paid-in Capital” in the same amount, since the par value of the “Unlettered Convertible Preferred” shares was nominal.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 18 - PREFERRED STOCK CONVERSIONS - (continued)

During the three months ended March 31, 2007, 318 shares out of the 757 shares of unlettered convertible preferred stock held by Five Star were converted by Five Star into approximately 63,600,000 shares of the common stock of the Company. Recording of this conversion of the 318 shares of unlettered convertible preferred stock into common stock resulted in crediting “Common Stock” within “Shareholders’ Deficiency” for $63,600 at its par value and a corresponding charge against “Additional Paid-in Capital” in the same amount, since the par value of the “Unlettered Convertible Preferred” shares was nominal.

NOTE 19 - LITIGATION

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

Texas Energy is currently in negotiations for the purchase of oil and gas leases located in Palo Pinto, Texas for $2.8 million. The seller has agreed to apply the $100,000 paid in the above transaction to the purchase price of this transaction in settlement of the litigation. At March 31, 2007 and December 31, 2006, Other Assets in the consolidated Balance Sheet included in “Deposits towards pending oil oriented acquisition” is $100,000 representing the funds still under Texas Energy’s obtained injunction against the release of the funds.

On November 17, 2005, the Company, USPX, and Triple Crown Consulting (“TCC”), a private corporation, entered into a joint venture agreement (the “Agreement”). Pursuant to the terms of the Agreement, the Company, USPX and TCC formed Canyon Creek as the joint venture entity to carry out the proposed operations of the joint venture. At that time the Company owned 65% of the capital stock of Canyon Creek, USPX owned 30% of the capital stock of Canyon Creek and TCC owned 5% of the capital stock of Canyon Creek.

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

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 19 - LITIGATION - (continued)

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

On June 20, 2006, the Company filed a response denying the allegations. The matter is currently pending. As of the consolidated balance sheet date, the Company has not accrued any costs related to this matter, because the Company believes the suit is without merit. In addition, “Oil and Gas Property” assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled approximately $2,064,000 on March 31, 2007. Revenues already earned from October 2005 to March 2007 totaled approximately $455,000.

As of December 31, 2006, Miller Electric, a vendor, filed suit against the Company for $51,000 for unpaid invoices. On April 16, 2007, the case was dismissed and UPDA paid Miller Electric a settlement amount of $30,000 and all Liens against mineral properties in the amount of $51,071 were released.

NOTE 20 - SUBSEQUENT EVENTS

In April 2007, 168 shares out of the 757 shares of unlettered convertible preferred stock held by Five Star were converted by Five Star into approximately 33,600,000 shares of the common stock of the Company.

On April 6, 2007 the Company entered into a Loan Agreement with Sheridan Asset Management (“Sheridan”) in which Sheridan agreed to lend the Company $3,635,000 with an original issue discount of $908,750 based upon a 29.12% yield to maturity (“the Note”). The Company’s use of the $2,726,250 net proceeds from the subscription amount was (a) $1,000,000 to acquire 52% of Heartland Oil and Gas’s (“Heartland”) outstanding common stock (the “Stock Sale”), (b) $1,500,000 for the note purchase transaction (the “Note Purchase”), $100,000 was used to pay the originator fee to the lender and closing costs, and the remainder was used by Heartland for working capital.. The Company has previously delivered to Sheridan a non-refundable deposit of $20,000 for legal fees and due diligence.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to March 31, 2007 Financial Statements

NOTE 20 - SUBSEQUENT EVENTS - (continued)

The note matures on April 6, 2008. The proceeds of the note will be used for acquisitions and working capital. This note is pursuant to the Loan agreement dated April 6, 2007.

On April 6, 2007 the Company issued Sheridan a warrant to purchase 22,343,821 fully paid and nonassessable shares of the Company’s common stock for an exercise price of $.05483, pursuant to the Loan Agreement dated April 6, 2007. The warrant expires on April 6, 2012. The Company will account for the warrant as a discount to the note based on the fair market value of the warrant and accrete the discount over one year. To date Sheridan has not exercised the warrant to purchase 22,343,821 shares.

On April 6, 2007, in connection with the Company’s agreement with Sheridan, the Company’s two operating subsidiaries Canyon Creek and Catlin entered into Guarantee Agreements for the note, whereby the Company and its subsidiaries have pledged all their assets to secure the amounts due to Sheridan. In addition, Kamal Abdallah, Chairman and CEO and Christopher McCauley, Vice President and General Council have provided the lender with personal guarantees.

On April 20, 2007 Heartland completed the Stock Sale with UPDA in which Heartland sold 50,631,764 shares of their common stock to UPDA for the aggregate purchase price of $1,000,000. As a result of the sale, as of April 20, 2007 UPDA owns 52% of the issued and outstanding common stock of Heartland. The 50,631,764 shares of Heartland that are now owned by UPDA have also been pledged as collateral for the amonts due to Sheridan.

On April 20, 2007 the Company closed the Note Purchase with SDS Capital Group and Bay Star Capital (together the “Sellers”) in which UPDA purchased $4,756,000 in outstanding promissory notes of Heartland for an aggregate purchase price of $1,500,000 and 26,260,504 restricted shares of common stock of UPDA. SDS Capital Group and Bay Star Capital are both wholly owned subsidiaries of Sheridan.

During April 2007, the Company issued the 26,260,504 shares of its common stock to SDS Capital and Bay Star Capital.

On April 18, 2007 Continental Industries board of directors appointed Kamal Abdallah and Christopher J. McCauley to fill vacant seats on the Board of Directors effective April 23, 2007.

On April 23, 2007, (“the Effective Date”), the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among Continental and the Company (the “SPA”). Pursuant to the SPA, Continental acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprises, Inc. f/k/a UPDA Texas Trading (the “Subsidiary Shares”), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration received by UPDA for the Subsidiary Shares consisted of $2,500,000 in cash, receivable within 30 days of the Effective Date, and 50,000 shares of Continental’s Series A Convertible Preferred Stock valued at $5,000,000 (the “Preferred Stock”). The Preferred Stock is currently convertible into 500,000,000 shares of Continental common stock and UPDA has the right to vote the shares of Preferred Stock on an “as converted” basis in any matters for which the holders of the common stock are entitled to vote. On the Effective Date, Continental completed the issuance of the 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to UPDA (the “Issuance”). The 50,000 shares of Preferred Stock issued in the Issuance were valued at $5,000,000 under the terms of the SPA. On the Effective Date, Continental had 149,815,833 shares of commons stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an “as converted” basis, UPDA has the power to vote 500,000,000 shares of Continental common stock. Therefore, UPDA currently has the power to control the vote of approximately 77% of the common stock of Continental.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations - For the Three Months Ended March 31, 2007 and 2006

Natural gas sales. For the three months ended March 31, 2007, natural gas sales revenue was $71,358 compared to $15,031 for the same period during 2006. The revenues were the result of production in the Canyon Creek and Catlin subsidiaries. The increase was primarily due to Catlin production as in 2006 Catlin was not yet acquired.

Oil sales. For the three months ended March 31, 2007, oil sales revenue was $123,726 compared to $70,047 for the same period during 2006. The revenues were the result of our producing wells in the Canyon Creek and Catlin subsidiaries. The increase was primarily due to Catlin production as in 2006 Catlin was not yet acquired.

Condensate sales. For the three months ended March 31, 2007, condensate sales revenue was $1,112,825 compared to none for the same period during 2006. The increase in revenue was the result of the first sale of condensate from the tanks in Brownsville in the Texas Trading subsidiary that were purchased in 2007. There were no revenues in the same period of 2006 because this is a new business line for the Company.

Lease operating expenses. Our lease operating expenses were $210,652 for the three months ended March 31, 2007 compared with $10,778 for the three months ended March 31, 2006. The increase was primarily due to Catlin production as in 2006 Catlin was not yet acquired and increased production in Canyon Creek in 2007 versus the prior period.

Cost of condensate sales. Our cost of condensate sales was $1,119,001 for the three months ended March 31, 2007, compared to none for the three months ended March 31, 2006. The increase was due to the cost related to out first sale of condensate from the tanks in Brownsville in the Texas Trading subsidiary that were purchased in 2007. Our cost of condensate sales exceeded our revenue from condensate sales because of the time it took to accumulate inventory to begin sales. During that time, we lost some of the product through evaporation which resulted in reduced inventory.

Depletion. Our depletion expense was $45,428 for the three months ended March 31, 2007, compared to $4,782 for the three months ended March 31, 2006.  The increase was primarily due to Catlin production as in 2006 Catlin was not yet acquired and increased production in Canyon Creek in 2007 versus the prior period.

Consulting Fees and Services. Consulting fees and services increased by $331,775 to $ 606,767 for the three months ended March 31, 2007 compared to same period in 2006. The increase in consulting fees and services was partially due to the increase in consultants who were not on payroll for the acquisition of the US Petroleum Depot subsidiary in March 2007. In addition, there was an increase in consultants on UPDA for business consulting services in 2007 versus the prior period and UPDA-Operators had human resource and engineering consultants in 2007 versus the prior period.

Payroll and related benefits. Payroll and related benefits increased to $493,246 for the three months ended March 31, 2007, compared to $84,419 for the same period in 2006. The increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and entry into the energy business.

General and administrative expenses. General and administrative expenses increased by $465,038 to $569,152 for the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily related to rent expense of $68,730, travel and entertainment expenses of $129,565, and legal and accounting expenses of $370,160 for the three months ended March 31, 2007.

Depreciation. Our depreciation expense was $57,965 for the three months ended March 31, 2007, compared to $262 for the three months ended March 31, 2006. The increase was primarily depreciation on the oil field equipment in the Catlin subsidiary as in 2006 Catlin was not yet acquired.

Other income (expense). Other income and expense increased by $940,000 because of a gain on sales of equity interest in Canyon Creek, Catlin, and Texas Energy Pipeline for the three months ended March 31, 2007 versus the three months ended March 31, 2006. Other income and expense also increased by interest income of $3,339 for the three months ended March 31, 2007 versus the three months ended March 31, 2006. The increase was due to interest earned on the letter of credit outstanding at March 31, 2007. Other income and expense also includes interest expense which increased to $5,283 for the three months ended March 31, 2007 from $670 for the same period in 2006. The increase was due to the interest earned on the $1,000,000 line of credit payable outstanding at March 31, 2007.

Income tax expense. Our effective tax rate is 34% during 2007 and 2006. As we have significant net operating loss carryforwards, income tax expense is comprised of minimum state filing fees only.

Net loss after minority interest. Net loss after minority interest increased by $342,255 to $726,881 for the three months ended March 31, 2007 when compared to the same period in 2006. The reasons for this increase primarily include increased production in 2007 versus 2006 as Catlin was not yet acquired, partially offset by increased costs and operating expenses related to the increased production, increase in consulting fees and payroll and related benefits due to the increase in personnel and an increase in general and administrative expenses.

Revenues Year to Date by Geographic Section

All revenue from sales of crude oil and gas during the three months ended March 31, 2007 were in the State of Texas.

Capital Resources and Liquidity

As shown in the consolidated financial statements, at March 31, 2007, the Company had cash on hand of $744,349, compared to $12,439 at December 31, 2006. Net cash used in operating activities was $2,342,834 for the three months ended March 31, 2007. We had a net loss of $726,881. We had non-cash charges of $236,607 due to consulting fees and services related to the issuance of common shares or options to acquire such shares, and $103,393 related to depreciation and depletion. We had an add back of 940,000 from a gain on the sale of our equity interests in Canyon Creek, Catlin, and Texas Energy Pipeline subsidiaries, and $129,564 of minority interest loss. In addition, changes in operating assets and liabilities totaled $883,050 during the three months ended March 31, 2007.

Net cash used in operating activities was $318,792 for the three months ended March 31, 2006. We had a net loss of $384,626. We had non-cash charges of $297,125 due to consulting fees and services related to the issuance of common shares or options to acquire such shares, $5,043 related to depreciation and depletion and $62,820 of minority interest income. In addition, changes in operating assets and liabilities totaled $299,154 during the three months ended March 31, 2006.

Cash flows used in investing activities was $1,475,256 during the three months ended March 31, 2007, consisted of $187,252 for payment of capitalized oil and gas properties work-over costs, $116,825 for purchases of oil field equipment and other equipment and $1,089,280 for acquisition of the oil storage facility.

Cash flows used in investing activities was $1,312,661 during the three months ended March 31, 2006. Investing activities included $1,309,661 used for payment of capitalized oil and gas properties work-over costs and $3,000 for purchases of oil field equipment and other equipment.

The cash flows provided by financing activities of $4,550,000 during the three months ended March 31, 2007, consisted of $3,365,000 of proceeds from the sale of our Class B preferred stock, $1,000,000 advances received under line of credit, and a $185,000 increase in notes payable.

The cash flows provided by financing activities of $1,790,000 during the three months ended March 31, 2006, consisted of proceeds from the sale of our Class B preferred stock

We had losses of approximately $727,000 for the three months ended March 31, 2007, and do not currently generate positive cash flows from operations. In order for us to continue during the next twelve months we will need to secure approximately $3.0 million of debt or equity financing.

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

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. Such statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

None.

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-QSB the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer concluded that as of the end of such period the Company’s disclosure control and procedures are effective in alerting them to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Texas Energy is currently in negotiations for the purchase of oil and gas leases located in Palo Pinto, Texas for $2.8 million. The seller has agreed to apply the $100,000 paid in the above transaction to the purchase price of this transaction in settlement of the litigation. At March 31, 2007 and December 31, 2006, Other Assets in the consolidated Balance Sheet included in “Deposits towards pending oil oriented acquisition” is $100,000 representing the funds still under Texas Energy’s obtained injunction against the release of the funds.

On November 17, 2005, the Company, USPX, and Triple Crown Consulting (“TCC”), a private corporation, entered into a joint venture agreement (the “Agreement”). Pursuant to the terms of the Agreement, the Company, USPX and TCC formed Canyon Creek as the joint venture entity to carry out the proposed operations of the joint venture. At that time the Company owns 65% of the capital stock of Canyon Creek, USPX owns 30% of the capital stock of Canyon Creek and TCC owns 5% of the capital stock of Canyon Creek.

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

On June 20, 2006, the Company filed a response denying the allegations. The matter is currently pending. As of the consolidated balance sheet date, the Company has not accrued any costs related to this matter, because the Company believes the suit is without merit. In addition, “Oil and Gas Property” assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled approximately $2,064,000 on March 31, 2007. Revenues already earned from October 2005 to March 2007 totaled approximately $455,000.

As of December 31, 2006, Miller Electric, a vendor, filed suit against the Company for $51,000 for unpaid invoices. On April 16, 2007, the case was dismissed and UPDA paid Miller Electric a settlement amount of $30,000 and all Liens against mineral properties in the amount of $51,071 were released.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously described in Item 1A to Part I of our Form 10-KSB/A filed on April 12, 2007.

Item 2.  Change In Securities

During the first quarter of 2007, we issued 375 shares of our Class B Preferred Stock to Devida Capital, LLC pursuant to the terms of an agreement. The shares of Class B preferred stock issued to Devida are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 restricted shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Devida Capital, LLC is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Devida Capital, LLC were in exchange for the sum of $375,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the first quarter of 2007, we issued 2,990 shares of our Class B Preferred Stock to Five Star Partners, LLC pursuant to the terms of an agreement. The shares of Class B preferred stock issued to Five Star are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. Each share of Class B Preferred Stock is convertible into 20,000 restricted shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Five Star Partners, LLC is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Class B Preferred Stock. The securities issued to Five Star Partners, LLC were in exchange for the sum of $2,990,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the first quarter of 2007, we issued 4,526,000 shares of our common stock to various consultants as payment for current and past consulting services rendered to the Company by such consultants. The Company recorded non-cash compensation charges for $445,306 related to the issuances. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Each of the consultants who received shares of our common stock in the above referenced transaction are accredited investors, as defined by Rule 501 of Regulation D, and have the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

On April 6, 2007 the Company entered into a Loan Agreement with Sheridan Asset Management (“Sheridan”) in which Sheridan agreed to lend the Company $3,635,000 with an original issue discount of $908,750 based upon a 29.12% yield to maturity (“the Note”). The Company’s use of the $2,726,250 net proceeds from the subscription amount was (a) $1,000,000 to acquire shares Heartland Oil and Gas’s (“Heartland”) outstanding common stock (the “Stock Sale”), (b) $1,500,000 for the note purchase transaction (the “Note Purchase”) and the remainder was used to pay the $100,000 originator fee to the lender and closing costs. The Company has previously delivered to Sheridan a non-refundable deposit of $20,000 for legal fees and due diligence.

The note matures on April 6, 2008. The proceeds of the note will be used for acquisitions and working capital. This note is pursuant to the Loan agreement dated April 6, 2007.

On April 6, 2007 the Company issued Sheridan a warrant to purchase 22,343,821 fully paid and nonassessable shares of the Company’s common stock for an exercise price of $.05483, pursuant to the Loan Agreement dated April 6, 2007. The warrant expires on April 6, 2012. The Company will account for the warrant as a discount to the note based on the fair market value of the warrant and accrete the discount over one year. To date Sheridan has not exercised the warrant to purchase 22,343,821 shares.

On April 6, 2007, in connection with the Company’s agreement with Sheridan, the Company’s two operating subsidiaries Canyon Creek and Catlin entered into Guarantee Agreements for the note, whereby the Company and its subsidiaries have pledged all their assets to secure the amounts due to Sheridan. In addition, Kamal Abdallah, Chairman and CEO and Christopher McCauley, Vice President and General Council have provided the lender with personal guarantees.

On April 20, 2007 Heartland completed the Stock Sale with UPDA in which Heartland sold 50,631,764 shares of their common stock to UPDA for the aggregate purchase price of $1,000,000. As a result of the sale, UPDA owns 52% of the issued and outstanding common stock of Heartland. The 50,631,764 shares of Heartland that are now owned by UPDA have also been pledged as collateral for the amonts due to Sheridan.

On April 20, 2007 the Company closed the Note Purchase with SDS Capital Group and Bay Star Capital (together the “Sellers”) in which UPDA purchased $4,756,000 in outstanding promissory notes of Heartland for an aggregate purchase price of $1,500,000 and 26,260,504 restricted shares of common stock of UPDA. SDS Capital Group and Bay Star Capital are both wholly owned subsidiaries of Sheridan.

On April 18, 2007 Continental Industries board of directors appointed Kamal Abdallah and Christopher J. McCauley to fill vacant seats on the Board of Directors effective April 23, 2007.

On April 16, 2007, in the case of Tim Miller of Miller Electric vs. UPDA, a Motion of Dismissal with Prejudice was granted by the 271st Judicial District Court of Jack County Texas. UPDA paid Miller Electric a settlement amount of $30,000 and all Liens against mineral properties in the amount of $51,071 were released.

On April 23, 2007, (“the Effective Date”), the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among Continental and the Company (the “SPA”). Pursuant to the SPA, Continental acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprises, Inc. f/k/a UPDA Texas Trading (the “Subsidiary Shares”), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration received by UPDA for the Subsidiary Shares consisted of $2,500,000 in cash, receivable within 30 days of the Effective Date, and 50,000 shares of Continental’s Series A Convertible Preferred Stock valued at $5,000,000 (the “Preferred Stock”). The Preferred Stock is currently convertible into 500,000,000 shares of Continental common stock and UPDA has the right to vote the shares of Preferred Stock on an “as converted” basis in any matters for which the holders of the common stock are entitled to vote.

On the Effective Date, Continental completed the issuance of the 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to UPDA (the “Issuance”). The 50,000 shares of Preferred Stock issued in the Issuance were valued at $5,000,000 under the terms of the SPA. On the Effective Date, Continental had 149,815,833 shares of commons stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an “as converted” basis, UPDA has the power to vote 500,000,000 shares of Continental common stock. Therefore, UPDA currently has the power to control the vote of approximately 77% of the commons stock of Continental

Item 6.  Exhibits And Reports On Form 8-K.

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

3.1#
Articles of Incorporation of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

3.2#	By-Laws of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

4.1#
Certificate of Designation of Powers, Preferences and Rights of the Class A Convertible Preferred Stock of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

4.2#
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

Dated: May 18, 2007

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION

By:	/s/ Kamal Abdallah
Kamal Abdallah
President, Chief Executive Officer

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

3.1#
Articles of Incorporation of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

3.2#	By-Laws of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

4.1#
Certificate of Designation of Powers, Preferences and Rights of the Class A Convertible Preferred Stock of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

4.2#
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