Form 10QSB
period 2007-06-30
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2007-08-20
CIK 923771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
(Issuer's Telephone Number)

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

Yes |_| No |X|

The Issuer had 787,362,278 shares of its common stock, par value $.001 per share, issued and outstanding as of August 1, 2007.

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

FORM 10-QSB
THREE MONTHS ENDED JUNE 30, 2007

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006

ASSETS-PLEDGED
Current Assets:
Cash	$209,580	$12,439
Restricted cash	262,591	255,831
Accounts receivable - oil, gas and condensate sales	2,425,765	162,352
Overadvanced royalties due from oil and gas lease property owners	61,995	100,308
Inventory	640,839	246,789
Prepaid expenses and other current assets	292,735	118,934
Total current assets	3,893,505	896,653

Property and Equipment:
Oil and gas properties, using full cost accounting
Subject to amortization	4,151,870	1,398,302
Not subject to amortization	2,455,079	1,902,465
Gross oil and gas properties	6,606,949	3,300,767
Accumulated depletion	(216,940)	(91,098)
Net oil and gas properties	6,390,009	3,209,669
Oil field equipment, pipeline and storage facility, and other fixed assets, at cost, net
of accumulated depreciation of $576,657 and $55,110, respectively	6,531,436	2,040,036
Property and equipment, net	12,921,445	5,249,705

Other Assets:
Security deposits	4,901	-
Deposits towards pending oil oriented acquisitions (Note 20)	200,000	150,000
Surety bonds	18,400	-
Total Other assets	223,301	150,000

TOTAL ASSETS	$17,038,251	$6,296,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Secured line of credit payable	$1,350,000	$-
Accounts payable and accrued expenses	2,183,138	1,297,382
Due to royalty holders	102,617	27,118
Notes payable
Heartland subsidiary acquisition related
Term loan, secured	1,676,981	-
Senior secured convertible promissory notes	1,729,000	-
Others:
Third parties	1,216,000	-
Related parties	1,160,696	954,696
Due to USPX	6,054	6,054
Income taxes payable	3,419	3,019
Deposit received towards pending sale of minority equity interests in subsidiaries	-	1,000,000
Total current liabilities	9,427,905	3,288,269

Long-Term Liabilities
Asset Retirement Obligation	1,004,147	-
Total liabilities	10,432,052	3,288,269
Minority interests
40% minority interest in Canyon Creek Oil & Gas, Inc. subsidiary	109,890	203,214
25% minority interest in Texas Energy, Inc. subsidiary	-	(10,262)
30% minority interest in West Oil & Gas, Inc. subsidiary	-	(10,370)
20% minority interest in Ambient Wells Services subsidiary	-	(171)
10% minority interest in Catlin Oil & Gas subsidiary	-	-
23% minority interest in Continental Fuels Inc. subsidiary	-	-
48% minority interest in Heartland Oil & Gas subsidiary	-	-
Total Minority Interest	109,890	182,412

STOCKHOLDERS' EQUITY

Common stock, 2,000,000,000 shares $.001 par value authorized, 704,462,278
and 368,263,108 shares issued/"to be issued" and outstanding, respectively	704,462	368,263
Convertible preferred stock, 500,000,000 shares $.001 par value authorized, 235,378 and 236,212 shares issued and outstanding,
respectively	236	237
Class A convertible preferred stock, 200,000 shares $10.00 par value authorized, 100,000 and 100,000 shares issued and outstanding,
respectively	1,000,000	1,000,000
Class B convertible preferred stock, 9,678 shares $1,000.00 par value
authorized, 9,678 and 6,213 shares issued and outstanding, respectively	9,678,000	6,213,000
Additional paid-in capital	277,840,476	214,740,065
Accumulated deficit	(282,726,865)	(219,495,888)
Total stockholders' equity	6,496,309	2,825,677
Total liabilities and stockholders' equity	$17,038,251	$6,296,358

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(As Restated)		(As Restated)

Natural gas sales	$193,384	$19,446	$264,742	$34,477
Oil sales	154,566	98,107	278,292	168,154
Condensate sales	6,694,036	-	7,806,861	-
Operating fees and other revenue	4,016	-	4,016	-
Total revenue	7,046,002	117,553	8,353,911	202,631

Costs and operating expenses:
Lease operating expenses	454,522	48,427	665,174	59,205
Cost of condensate sales	6,197,922	-	7,316,923	-
Depletion expense	175,213	8,182	220,641	12,964
	6,827,65	56,609	8,202,738	72,169
Loss on impairment of oil and gas properties	-	-	-	-
	6,827,657	56,609	8,202,738	72,169
Consulting fees and services, including $4,448,545 & $4,685,152 and $278,825 and $480,950 for the three and six months ended June 30, 2007
and 2006 incurred via issuance of common shares	4,899,728	540,902	5,506,495	815,894
Payroll and related benefits	506,244	80,581	999,490	165,000
General and administrative	1,201,790	328,578	1,770,942	432,692
Depreciation expense	77,374	7,344	135,339	7,606
Total costs and operating expenses	13,512,793	1,014,014	16,615,004	1,493,361

Operating loss	(6,466,791)	(896,461)	(8,261,093)	(1,290,730)

Other income (expenses):
(Loss) gain on Debt conversion:
Continental subsidiary acquisition related	(52,688,590)	-	(52,688,590)	30,000
Heartland subsidiary acquisition related	1,680,370	-	1,680,370	-
Officer/shareholder advances to company related	(1,500,000)	-	(1,500,000)	-
	(52,508,220)	-	(52,508,220)	30,000
Interest expense	(112,559)	(670)	(117,842)	(1,340)
Interest income	2,631	-	5,970	-
Gain on sale of lease to Avalon Oil and Gas, Inc	-	815,500	-	815,500
Amortization of deferred loan costs
Loan origination fees incurred to Sheridan and legal and other costs to others	(90,328)	-	(90,328)	-
Sheridan original issue discount on Heartland acquisition	(227,188)	-	(227,188)	-
Warrants to purchase common stock issued to Sheridan on Heartland acquisition	(335,157)	-	(335,157)	-

Gain on sales of equity interest in Canyon Creek, Catlin and Texas
Energy Pipeline subisidiaries	-	-	940,000	-
Gain on sale of assets and liabilities	-	-	-	-
Other	-	(6,118)	-	(6,118)
Total other income (expenses)	(53,270,821)	808,712	(52,332,765)	838,042

Loss before provision for income taxes	(59,737,612)	(87,749)	(60,593,858)	(452,688)
Provision for income taxes (current)	200	200	400	400
Net loss before minority interest	(59,737,812)	(87,949)	(60,594,258)	(453,088)
Add, 40% minority interest in net (loss) income of Canyon Creek Oil & Gas,
Inc. subsidiary	(17,927)	230,515	(120,625)	253,956
Add, 25% minority interest in net (loss) of Texas Energy Inc. subsidiary		-
through 9/30/06	10,262	(15,774)	10,262	(15,799)
Add, 30% minority interest in net (loss) of West Oil & Gas, Inc. subsidiary	11,795	(3,007)	10,370	(6,936)
Add, 20% minority interest in net (loss) of Ambient Wells Services	383	-	171	-
Add, 10% minority interest in net (loss) of Catlin Oil & Gas, Inc. subsidiary	25,230	-	-	-
Add, 23% minority interest in net (loss) of Continental Fuels	-	-	-	-
Add, 48% minority interest in net (loss) of Heartland Oil & Gas	-	-	-	-
Minority Interest	29,743	211,734	(99,822)	231,221

Net loss after minority interest	$(59,767,555)	$(299,683)	$(60,494,436)	$(684,309)

Other comprehensive loss:
Unrealized loss on Avalon Oil and Gas, Inc. marketable securities	-	(225,000)	-	(225,000)
Total Comprehensive Loss	$(59,767,555)	$(524,683)	$(60,494,436)	$(909,309)

Basic and diluted net loss per weighted-average shares common stock
outstanding	$(0.10)	$(0.00)	$(0.12)	$(0.01)

Diluted loss attributable to common stockholders per weighted average shares
outstanding (adjusted for 100:1 reverse split)	$(0.10)	$(0.00)	$(0.12)	$(0.01)

Weighted-average number of shares of common stock outstanding	572,163,969	133,327,883	501,644,279	98,606,436

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2007

	(shares)	(shares)
	Common	Preferred	Common	Preferred		Accumulated
	Stock	Stock	Stock	Stock	APIC	Deficit	Total

Balance at December 31, 2006	368,263,108	342,425	$368,263	$7,213,237	$214,740,065	$(219,495,888)	$2,825,677
Preferred shares converted to common	166,846,000	(834)	166,846	(1)	(166,846)	-	(1)
Preferred shares sold for cash	-	3,465	-	3,465,000	-	-	3,465,000
Common stock issued for services	10,335,000	-	10,335	-	767,579	-	777,914
Common stock issued to officers and employees	78,466,666	-	78,467	-	3,844,867	-	3,923,334
Common stock issued to retire debt	54,291,000	-	54,291	-	2,866,227	-	2,920,518
Equity issued for purchase of Heartland's debt	26,260,504	-	26,260	-	1,549,370	-	1,575,630
Warrants to purchase Common Stock of UPDA issued to Sheridan on Heartland acquisition	-	-	-	-	1,340,629	-	1,340,629
Continental subsidiary acquisition related debt conversion coincident to UPDA acquisition	-	-	-	-	52,898,585	-	52,898,585
Deferred gain on sale of UPDA Teaxs Trading and US Petroleum Depot to Continental by UPDA as parent entity the realization of which is contingent on future profitablity of Continental	-	-	-	-	-	(2,736,541)	(2,736,541)
Net Loss						(60,494,436)	(60,494,436)
Balance at June 30, 2007	704,462,278	345,056	$704,462	$10,678,236	$277,840,476	$(282,726,865)	$6,496,309

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended 6/30/07	Ended 6/30/06
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss after minority interest	$(60,494,436)	$(684,309)
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest (loss) income	(99,822)	231,221
Non-cash interest income	-	-
Loan origination fees incurred to Sheridan and legal and other costs to others	90,328	-
Sheridan original issue discount on Heartland acquisition	227,188	-
Warrants to purchase common stock issued to Sheridan on Heartland acquisition	335,157	-
Gain on liabilities no longer due and never to be paid	-	(30,000)
(Loss) gain on Debt conversion
Continental subsidiary acquisition related	52,688,590	-
Heartland subsidiary acquisition related	(1,680,370)	-
Officer/shareholder advances to company related	1,500,000	-
Gain on sale of oil lease to Avalon Oil & Gas, Inc.	-	(815,500)
Depreciation,depletion and accretion expense	355,980	20,570
Consulting fee and services incurred through issuance of company
equity shares or options to acquire such shares	4,685,152	480,950
Gain on sales of equity interest in Canyon Creek, Catlin and Texas Energy Pipeline subisidiaries	(940,000)	-
Interest earned on restricted cash	(6,760)	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil, gas and condensate sales	(2,263,413)	(60,856)
Decrease in over advanced royalties due from oil and gas lease property owners	38,313	-
Increase in inventory	(394,050)	-
Increase in prepaid expenses and other current assets	(173,801)	(174,764)
Increase in security deposits	(4,901)	(6,616)
Increase in accounts payable & accrued expenses	1,099,122	293,474
Increase in income taxes payable	400	1,428
Increase in due to USPX	-	4,013
Increase in due to Sundial Resources	-	1,052
Increase in due to royalty holders	75,499	10,620
(Decrease) increase in other current liabilities	-	2,921
NET CASH USED IN OPERATING ACTIVITIES	(4,961,824)	(725,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired as part of acquisition of Heartland Oil and Gas Corp.	123,177	-
Increase in deposits towards pending oil oriented acquisitions	(50,000)	-
Increase in Surety bonds	(18,400)	-
Cash proceeds from sale of oil lease to Avalon Oil & Gas, Inc.	-	75,000
Proceeds from substitution of cash for marketable securities of Siteworks
Building and Development, Inc.	-	1,000,000
Payments for assignment of rights to oil and gas leases to the company	-	(1,701,000)
Payments of capitalized oil and gas properties work-over costs	(310,446)	(1,998,536)
Purchases of oil field equipment and other equipment	(187,863)	(146,630)
Acquisition of oil storage facility	(1,147,503)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,591,035)	(2,771,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of cash received from third party participation in Heartland subsidiary acquisition	1,729,000	-
Proceeds (repayment) of notes and loans payable, others	-	104,268
Proceeds (repayment) of notes and loans payable, officers and stockholders	206,000	-
Advances received under secured line of credit	1,350,000	-
Proceeds from sale of preferred stock	3,465,000	3,640,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,750,000	3,744,268

NET INCREASE IN CASH	$197,141	$247,306
Cash, beginning of period	12,439	132,935
Cash, END OF PERIOD	$209,580	$380,241

Cash paid during the period for:
Income taxes	$(400)	$(1,428)

Interest expense	-	-

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to June 30, 2007 Financial Statements

NOTE 1 - BASIS OF PRESENTATION

ORGANIZATION

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION

Universal Property Development and Acquisition Corporation ("UPDA" or "the Company") was incorporated in the State of California in 1982 under the name Tahoe Lake Concession. In August 1983 the name was changed to BAOA, Inc., in November 2000 the name was changed to Call Solutions, Inc., and in November 2003 the name was changed to Procore Group, Inc. In June 2005, our Board of Directors authorized and approved the upstream merger of our wholly owned subsidiary, Universal Property Development and Acquisition Corporation, which had no operations, with and into UPDA (the "Upstream Merger"). The Upstream Merger became effective on June 17, 2005 and our common stock trades on the OTC Bulletin Board under the trading symbol "UPDA.OB".

The Company is engaged in the oil and natural gas acquisition, production, development, storage, distribution and blending industry. UPDA currently has operations in the State of Texas and Kansas.

In June 2005, the Company increased the number of its authorized shares of common stock from 750,000,000 to 2,000,000,000 and effectuated a 100:1 reverse split of the Company's common stock. The company is authorized to issue an aggregate of 2,500,000,000 shares, of which 2,000,000,000 are designated as common shares and 500,000,000 shares are designated as preferred stock.

HEARTLAND

Heartland was incorporated in Nevada on July 9, 1998. Their principal business is exploration and development of oil and gas property in the United States.

As further discussed in Note 6, on April 20, 2007 Heartland completed a Stock Sale in which Heartland sold 50,631,764 shares of their common stock to UPDA resulting in UPDA owning 52% of the issued and outstanding common stock of Heartland at that date. The Stock Sale constituted a change of control transaction for Heartland as UPDA now owns a majority of their outstanding voting securities. Heartland's results are consolidated in the financials statements of the Company from April 21, 2007 to date.

CONTINENTAL

As further discussed in Note 5, on April 23, 2007, the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among Continental and the Company (the "SPA"). Pursuant to the SPA, Continental acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprises, Inc. f/k/a UPDA Texas Trading (the "Subsidiary Shares"), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. Pursuant to the SPA, UPDA received 50,000 shares of Continental's Series A Convertible Preferred Stock. Since the Preferred Stock is currently convertible into 500,000,000 shares of Continental common stock, UPDA had the power to control the vote of approximately 77% of the commons stock of Continental at the date of acquisition, April 23, 2007. Continental's results are consolidated in the financials statements of the Company from April 24, 2007 to date.

NATURE OF OPERATIONS AND ADJUSTMENTS

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2007 and the results of its operations, and cash flows for the six month periods ended June 30, 2007 and 2006, and respectively changes in stockholders' equity for the six month period ended June 30, 2007. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed on April 12, 2007.

GOING CONCERN

The Company has incurred recurring operating losses since its inception, and as of June 30, 2007 had an accumulated deficit of approximately $282,727,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to June 30, 2007 Financial Statements

NOTE 1 - BASIS OF PRESENTATION - (continued)

GOING CONCERN - (continued)

There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the period ended June 30, 2007 include the financial position and operating activities of UPDA and its then 100% owned subsidiaries UPDA-Operators ("UPDA-OI" or "UPDA-O"), Texas Energy, Inc. ("TEI" or "Texas Energy"), Aztec Wells Services, Inc. ("Aztec"), its 90% owned subsidiaries Catlin Oil & Gas ("Catlin") and Texas Energy Pipeline & Gathering Systems ("TEPG"), its 60% owned subsidiary Canyon Creek Oil and Gas, Inc. ("Canyon Creek" or "Canyon"), its 70% owned subsidiary West Oil & Gas, Inc. ("WOG" or "West Oil"), its 80% owned subsidiary Ambient Wells Services, Inc. ("Ambient"), its 77% owned subsidiary Continental Fuels,Inc. ("Continental" or "CFUL") and its 52% owned subsidiary Heartland Oil and Gas Corp. ("Heartland" or "HOG"). The Company has an additional joint venture, Winrock Energy Inc. ("Winrock"), which was inactive as of June 30, 2007. All inter-company balances have been eliminated in consolidation.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to June 30, 2007 Financial Statements

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

SEGMENT INFORMATION

The Company operates in two segments; the trading segment and the oil and gas properties segment. Continental will serve as the trading segment for UPDA. Continental will own and operate UPDA's port facilities, as well as the blending and distribution businesses. UPDA and the remainder of its subsidiaries will serve as the oil and gas properties segment.

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
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to June 30, 2007 Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

FOREIGN CURRENCY TRANSLATION

The Company's functional currency is the U.S. dollar. In those instances where UPDA has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company's primary foreign currency transactions are in Canadian dollars. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 297,326,000 and 394,826,000 of common shares as of June 30, 2007 and December 31, 2006 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

MAJOR CUSTOMERS

UPDA

For the six months ended June 30, 2007, one purchaser, was responsible for generating approximately 100% of our total oil sales, and another purchaser, was responsible for generating approximately 95% of our natural gas sales and one purchaser, was responsible for generating approximately 100% of our condensate sales.

HEARTLAND

For the six months ended June 30, 2007, one purchaser was responsible for purchasing 100% of our natural gas sales.

CONTINENTAL

For the six months ended June 30, 2007, two purchasers were responsible for purchasing 100% of our condensate sales.

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