Form 10-Q
period 2007-09-30
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2007-11-09
CIK 923771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 33-33042-NY

CONTINENTAL FUELS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3161629
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9901 1H 10 West, Suite 800, San Antonio, Texas 78230
(Address of principal executive offices)

(210) 558-2800
(Issuer's telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90
days.  Yes ☒   No □

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes □ No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  The issuer had 89,043,219 shares of par value $.001 per share common stock issued and outstanding on November 2, 2007.

Transitional Small Business Disclosure Format (check one):  Yes □   No ☒

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Form 10-QSB
For the Quarterly Period Ended September 30, 2007

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006

ASSETS
Current Assets:
Cash	$ 425,566	$ -
Accounts receivable	2,351,618	24,478
Inventory	132,497	12,206
Prepaid expenses	50,891	14,866

Total Current Assets	2,960,572	51,550

Property and equipment, at cost, net of accumulated
depreciation of $18,755 and $70,948, respectively	1,614,997	6,098

OTHER ASSETS
Surety bonds	48,400	-
Deposits towards pending oil distribution acquisition	100,000	-
Rent security deposit	4,901
Other deposits	-	4,520

TOTAL ASSETS	$ 4,728,870	$ 62,168

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Line of credit payable	$ 1,800,000	$ -
Accounts and accrued expenses payable	1,180,430	355,543
Bank overdraft	-	1,770
Notes and loans payable:
Others	1,050,000	132,349
Related parties:
UPDA and certain of its wholly-owned subsidiaries, net of
loss on recapitalization of $2,736,541 (reserve for liabilities to UPDA parent
with payment contingent on future profitability of Continental)	2,295	-
Other relationships	400,000	333,375
Other liabilities	33,970	-
Total current liabilities	4,466,695	823,037

25% minority interest in Agencia Fiduciaria Aequitas N.V. (Continental A.V.V.) subsidiary	2,328	-
Minority Interest	2,328	-

TOTAL LIABILITIES	4,469,023	823,037

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $.001 par value; 99,500,000 shares authorized, none issued
or outstanding at September 30, 2007 and December 31, 2006, respectively	-	-
Series A convertible preferred stock - $.001 par value; 500,000 shares authorized,
48,000 and none issued and outstanding at September 30, 2007 and December 31, 2006
respectively	48	-
Common stock - $.001 par value; 900,000,000 shares authorized;
80,043,219 and 8,436,969 shares issued and outstanding, respectively	80,043	8,437
Common stock to be issued of 21,436,678 shares	21,437	-
Additional paid-in capital	111,625,080	19,402,792
Accumulated deficit	(111,466,761)	(20,172,098)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	259,847	(760,869)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,728,870	$ 62,168

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REVENUE
Product revenue	$11,656,792	$17,868	$17,440,493	$65,868

COST OF SALES
Cost of product revenue	10,132,303	7,688	15,516,847	43,620
GROSS PROFIT	1,524,489	10,180	1,923,646	22,248

General & administrative expenses:
Consulting fees and services	231,135	-	520,477	-
Payroll and related benefits	184,564		274,093
Selling and marketing expenses	-	120,773	525,000	362,676
General & administrative expenses	395,175	650,174	649,742	2,947,531
Total operating expenses	810,874	770,947	1,969,312	3,310,207

INCOME (LOSS) FROM OPERATIONS	713,615	(760,767)	(45,666)	(3,287,959)

Other income (expense):
Interest expense, net	(179,536)	(22,936)	(304,547)	(64,320)
Debt conversion costs	(38,367,846)	-	(91,056,436)	-
Gain on sale of Company net assets to a former officer/director predecessor entity (Note 11)	-	-	114,963	-
Other expense	(650)	-	(650)	-
Total other income (expenses)	$(38,548,032)	$(22,936)	$(91,246,670)	$(64,320)

Loss before provision for income taxes	(37,834,417)	(783,703)	(91,292,336)	(3,352,279)
Provision for income taxes	-	-	-	-
Net loss	(37,834,417)	(783,703)	(91,292,336)	(3,352,279)
Add, 25% minority interest in net loss of Agencia Fiduciaria Aequitas N.V. (Continental A.V.V.) subsidiary	(2)	-	(2)	-
NET LOSS AFTER MINORITY INTEREST	(37,834,419)	(783,703)	(91,292,338)	(3,352,279)

Basic and diluted net loss per weighted-average shares common stock	$(0.15)	$(0.28)	$(1.12)	$(1.79)

Weighted-average number of shares of common stock outstanding	247,894,847	2,791,555	81,723,576	1,871,978

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Common	Common	Preferred	Series A
	Stock	Stock (to be issued)	Stock	Convertible Preferred
	Shares	Shares	Shares	Shares

Balance December 31, 2006	8,436,969	-	-	-
Restricted common stock sold in private placement	141,000,000	-	-	-
Common Stock held by Karen Sandhu retired in exchange for Class B Convertible Preferred stock of UPDA - See Notes 3 and 6	(100,000,000)	-	-	-
Common stock issued to settle debt (Mathews Investment - See Note 4)	10,606,250	-	-	-
Common stock to be issued (Mathews Investment - See Note 4)	-	21,436,678	-	-
Series A convertible preferred shares issued
to UPDA for acquisition	-	-	-	50,000
Series A convertible preferred shares held by UPDA converted into Company common stock, of which UPDA distributed 18,169,545 were distributed to UPDA's common stock holders by UPDA - See Note 3	20,000,000	-	-	(2,000)
25 % minority interest in initial investment in Combustible- See Note 5
Unilateral reduction in the original purchase price to the Company for the
UPDA subsidiaries, principally storage facilty, assets originally transferred to the Company by UPDA (See Note 9)
Net loss for the nine months ended September 30, 2007	-	-	-	-
Balance September 30, 2007	80,043,219	21,436,678	-	48,000

	Common	Common	Preferred	Series A	Additional
	Stock	Stock (to be issued)	Stock	Convertible Preferred	Paid-in	Accumulated
	Par Value	Par Value	Par Value	Par Value	Capital	Deficit	Total
Balance December 31, 2006	$ 8,437	$ -	$ -	$ -	$ 19,402,792	$ (20,172,098)	$ (760,869)
Restricted common stock sold in private placement	141,000	-	-	-	59,000	-	200,000
Common Stock held by Karen Sandhu retired in exchange for Class B Convertible Preferred stock of UPDA -See Notes 3 and 6	(100,000)	-	-	-	100,000	-	-
Common stock issued to settle debt (Mathews Investment-See Note 4)	10,606	-	-	-	34,804,207	-	34,814,813
Common stock to be issued to settle debt (Mathews Investment- See Note 4)	-	21,437	-	-	56,539,079	-	56,560,516
Series A convertible preferred shares issued
to UPDA for acquisition	-	-	-	50	-	-	50
Series A convertible preferred shares held by UPDA converted into Company common stock, of which UPDA distributed 18,169,545 were distributed to UPDA's common stock holders by UPDA - See Note 3	20,000	-	-	(2)	(19,998)		-
25 % minority interest in initial investment in Combustibles- See Note 1						(2,325)	(2,325)
Unilateral reduction in the original purchase price to the Company for the
UPDA subsidiaries, principally storage facilty, assets originally
transferred to the Company by UPDA (See Note 9)					740,000		740,000
Net loss for the nine months ended September 30, 2007	-	-	-	-	-	(91,292,338)	(91,292,338)
Balance September 30, 2007	$ 80,043	$ 21,437	$ -	$ 48	$ 111,625,080	$ (111,466,761)	$ 259,847

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,292,338)	$(3,352,279)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	18,755	1,522
Minority interest in (loss) of Combustibles Continental De Latino America	2	-
Gain on sale of assets	(114,963)	-
Debt conversion costs	91,056,436	-
Common stock issued for services	-	417,367
Stock and options issued for salaries, consulting and interest	-	732,000
Stock and options issued for bonuses	-	1,979,700
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,414,093)	(1,818)
Increase in inventory	(120,291)	10,071
Increase in prepaid expenses	(27,476)	(14,538)
Increase employee advances	-	(4,217)
Increase in accounts and accrued expenses payable	721,158	53,237
Decrease in accrued salaries	-	(126,742)
Decrease in accrued interest	-	(3,389)
Increase in accrued taxes	-	52,595
Increase in other current liabilities	-	-
NET CASH USED IN OPERATING ACTIVITIES	(1,172,810)	(256,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired as part of acquisition of UPDA Texas Trading, Inc. and US Petroleum Depot, Inc.	879,020	-
Purchases of property and equipment	(432,129)	-
Surety bond	(48,400)	-
Deposits towards pending oil distribution acquisition	(100,000)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	298,491	-

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction in bank overdraft	(1,770)	-
Advances received under line of credit	450,000	-
Proceeds from borrowings	-	311,200
Proceeds (repayment) of notes and loans payable, others	950,000	(50,000)
Proceeds (repayment) of notes and loans payable, Companies' parent entity and certain of its wholly-owned subsidiaries:
Note payable to UPDA, as parent entity, for acquisition of the Company	(700,000)	-
Loan payable to UPDA-Operators, wholly-owned subsidiary of UPDA	1,655	-
Proceeds (repayment) of notes and loans payable, other related party relationships	400,000	(10,825)
Sale of common stock	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,299,885	250,375

NET INCREASE IN CASH	425,566	(6,116)
Cash, beginning of period	-	12,340

Cash, END OF PERIOD	$425,566	$6,224

Supplementary disclosures of cash flow information
Cash paid during the period for:
Income taxes	$-	$-

Interest expense	$-	$-

Interest paid	$-	$44,847

NON-CASH TRANSACTIONS:
Issuance of common stock & options for salaries	$-	$715,845
Issuance of common stock for services	-	417,367
Issuance of common stock & options for bonuses	-	1,979,700
Issuance of common stock for interest	-	16,155
Issuance of common stock for debt	-	281,000

Acquisition of UPDA Texas Trading, Inc. and US Petroleum Depot, Inc.:
Assets acquired:
Cash	$879,020
Accounts receivable	913,047
Property and equipment	1,124,577
Prepaid expenses	8,549
Total assets acquired	2,925,193
Liabilities acquired:
Line of credit payable	1,350,000
Accounts and accrued expenses payable	134,503
	1,484,503

Intercompany account non-interest bearing balance payable to UPDA	1,022,560
Intercompany account non-interest bearing balance payable to
UPDA-Operators, a wholly-owned subsidiary of UPDA	654,621
Note payable to UPDA, as parent entity, for acquisition of the Company	2,500,000
Less: Loss on recapitalization (reserve for liabilities to UPDA parent
contingent on future profitability on Continental)	(2,736,541)
	1,440,640
Total liabilities acquired	2,925,143
Net assets acquired	50

Change in Company's Stockholders' Equity:
50,000 shares issued of Series A convertible preferred stock at $.001 par value	50

Common stock issued and to be issued	$19,428
Additional paid-in capital	52,879,157

	$52,898,585

Notes and loans payable, other converted into Company common stock:
Debt converted	$200,000
Accrued interest payable on debt	9,995
	209,995
Excess of fair value of stock issued over debt converted -
debt conversion costs	$52,688,590

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Continental Fuels, Inc. (the "Company") was incorporated under the name First Lloyd Funding, Inc. pursuant to the laws of the State of New York on
December 21, 1989. The effective date of the Company's public offering was March 13, 1990. The Offering closed on May 1, 1990. For further information concerning the Registration Statement, see File No. 33-33042-NY at the Securities and Exchange Commission's Regional Office in New
York City or at its principal office in Washington, D.C. In January 1997, the New York corporation at that time named Coronado Industries, Inc.
("Coronado") merged into and became a Nevada corporation of the same name.

On January 26, 2007, all of the Coronado's subsidiaries and all assets of Coronado, except for the European distribution agreements, were sold to G.
Richard Smith, the former Chairman, for $300,000 in cash and the assumption of certain trade debts (the "Sale of Assets").

Shortly thereafter, on February 15, 2007, the Board of Directors unanimously approved the adoption of an Amendment to the Articles of
Incorporation to i) change the Company's name from Coronado Industries, Inc. to Continental Fuels, Inc. and ii) to increase the authorized capital stock of the Company from 400,000,000 shares of $.001 par value per common share common stock and 50,000,000 shares of $.001 par value per share preferred stock to 900,000,000 shares of $.001 par value per common share common stock and 100,000,000 shares of $.001 par value per share preferred stock. The Amendment became effective February 16, 2007 through a filing with the
Nevada Secretary of State.

On January 19, 2007, the Company's Board of Directors approved a 1-for-100 stock split (the "Reverse Stock Split") of all of the Company's issued common stock, par value $0.001 per share ("Common Stock") effective February 5, 2007.  In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in the authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and
100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company's shareholders at a special meeting and by the Company's Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Reverse Stock Split.

On April 13, 2007, the Company's Board of Directors approved a 3-for-1 stock split (the "Forward Stock Split") of all of the Company's common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company's common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the "Effective Date") automatically become the equivalent of 3 shares of post-split common stock of the Company. The
Forward Stock Split did not change the number of shares of common stock authorized under the Company's Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Each share of the
Preferred Stock is convertible into 10,000 shares of the Company's Common Stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Preferred
Stock has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Preferred Stock is convertible. The Preferred Stock has a liquidation preference over the Company's common stock up to the one-hundred dollar ($100) per share issuance price of the Preferred Stock.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CHANGE OF CONTROL

On April 23, 2007, the Company closed a business combination transaction pursuant to a Stock Purchase Agreement (the "SPA") dated April 20,
2007, by and among the Company and Universal Property Development and Acquisition Corporation ("UPDA"), a publicly held Nevada corporation.
Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading
Enterprizes, Inc. f/k/a UPDA Texas Trading (the "Subsidiaries"), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration paid by the Company for the Subsidiaries consisted of $2,500,000 in cash, payable within 30 days of the Effective Date, and 50,000 shares of our Series A Convertible Preferred Stock valued at $5,000,000 (the "Preferred Stock"). The Preferred Stock is currently convertible into
500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an "as converted" basis in any matters for which the holders of the Company's common stock are entitled to vote.

April 23, 2007, the Company completed the issuance of 50,000 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") to UPDA
in a private transaction (the "Issuance"). The 50,000 shares of our Preferred Stock issued in the Issuance were valued at $5,000,000 under the terms of SPA. On that date, the Company had approximately 149,815,833 shares of common stock issued and outstanding. As a result of the issuance of the
Preferred Stock to UPDA, on an "as converted" basis, UPDA has the power to vote 500,000,000 shares of our common stock. Therefore, UPDA has the power to control the vote of approximately 77% of the common stock of the Company.

The Issuance of the Preferred Stock to UPDA therefore constitutes a change of control transaction for the Company as UPDA now owns a majority of the outstanding voting securities of the Company. Although the Company is now a majority owned subsidiary of UPDA, the Company intends to continue to comply with its public reporting obligations.

Continental will serve as the petroleum products trading segment for UPDA. Continental will own and operate UPDA's port facilities, as well as the blending and distribution businesses. The management of Continental, in executing its business plan, has reorganized operations, increased condensate (light crude) trading and developed additional supply contacts and top tier customers. In addition, Continental is pursuing the acquisition of oil and gas marketing companies and other operations consistent with its goals.

CONTINENTAL FUELS A.V.V.

On August 8, 2007 the Company established a 100% wholly owned foreign subsidiary, Agencia Fiduciaria Aequitas N.V. ("Continental Fuels
A.V.V."), in Aruba for the purpose of developing a presence in Latin America.

On September 9, 2007, Continental Fuels A.V.V. established a joint venture and invested $9,320 in a new entity, Combustibles Continental De
LatinoAmerica ("Combustibles"), for 75% ownership in the company. Combustibles was created for the purposes of investment in the general energy sector, the commercialization of hydrocarbon by-products, and the investment and financing of industrial projects and energy infrastructure. On
September 9, 2007, Combustibles appointed Timothy Brink as president, Luis Bautista as vice-president, and Ernesto Haberer as director of its board.

Combustibles presently has no operations or operating assets other than a nominal local cash account totaling approximately $9,000.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2007 and the results of its operations, changes in stockholders' deficit, and cash flows for the nine months periods ended September 30, 2007 and 2006, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the
Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders'
deficit of Continental Fuels, Inc., and its wholly-owned subsidiaries.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of
America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company's functional currency is the U.S. dollar. In those instances where the Company has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency
Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company's primary foreign currency transactions are in Venezuelan dollars. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had no translation or transactions gains or losses of substance to reflect during either the three months ended September 30, 2007 and 2006 or the nine months ended September 30, 2007 and 2006.

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a deficiency in working capital of $1,506,123 and a positive net worth of $259,847 at
September 30, 2007.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN (Continued)

The Company's continuation as a going concern is dependent upon receiving additional financing. The Company anticipates that during its 2007 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan.
Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company's ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No.159, "The Fair Value Option for Financial Assets and
Financial Liabilities - Including an amendment of FASB Statement No.115". SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of
SFAS No. 159 will have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issues SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an
amendment of FASB Statements No. 87, 88, 106 and 132(R)". The statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted assets of a not-for-profit organization. SFAS No. 158 is effective for the beginning of an entity's fiscal year that begins after December 15, 2006. The Company does not expect SFAS No. 158 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The statement standardizes the definition of fair value, establishes a framework for measuring in generally accepted accounting principles and sets forth the disclosures about fair value measurements. SFAS No. 157 is effective for the beginning of an entity's fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

In July 2006, the FASB issued FASB Staff Position (FSP) FIN No. 13-2 "Accounting for a Change or Projected Change in the Timing of Cash Flows
Relating to Income Taxes Generated by a Leveraged Lease Transaction", that will become effective for fiscal years beginning after December 15,
2006. FSP FIN No. 13-2 addresses how a change in the timing of cash flows relating to income taxes generated by leveraged lease transaction affects the accounting by a lessor for that lease. The adoption of this FSP is not expected to have a material effect on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income
Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is "more likely than not" to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, "Determining the Variability to Be Considered in Applying FASB
Interpretation No. 46(R)", that became effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15,
2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.

The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140," in
February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its financial statements.

NOTE 2 - EARNINGS PER SHARE

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. In addition, as the Company has a net loss available to common stockholders the diluted EPS calculation has been excluded from the financial statements.

NOTE 3 - EQUITY

On February 6, 2007, the Company issued 141,000,000 restricted shares of its $.001 Par Value Common Stock to Ms. Karen Sandhu for $200,000 in
cash. The trading price on the date of issuance was $.34. The Company used the proceeds from this offering to pay outstanding debts and liabilities of the predecessor entity, Coronado Industries, Inc. in contemplation of the re-organization of the Company and its anticipated consolidation and merger with Universal Property Development Acquisition, Inc. and its subsidiaries as discussed in Note 8.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EQUITY (Continued)

On February 25, 2007, the Board of Directors approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Company payable to Mathews Investment, LLC (the "Note"), as discussed in Note 4, into shares of the Company's common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Company's Board of Directors. On
March, 2007 Company's Board of Directors cancelled the conversion of the Note with the consent of the Noteholder and terminated plans to issue
25,000,000 shares of common stock. The Company is in the process of issuing an aggregate of 32,042,928 of its $.001 Par Value Common Stock to
Mathews Investment, LLC from the conversion of notes payable with a face value of $300,000. The fair value of the Company Common Stock to be received by Mathews Investment, LLC, which is based upon the trading price of Company Common Stock on the dates the Company agreed to convert each $100,000 portion of the notes payable totaled $91,375,339. Accordingly, the conversion of the aforementioned notes payable into
Common Stock has resulted in a total "Debt Conversion Costs" of $91,056,436 being charged to Operations during the nine months ended September
30, 2007. As of September 30, 2007, all outstanding notes owed to Mathews Investment, LLC were settled.

On April 13, 2007, the Company's Board of Directors approved a 3-for-1 stock split (the "Forward Stock Split") of all of the Company's common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company's common stock held by shareholders of record on April 13,
2007, on April 20, 2007 automatically became the equivalent of 3 shares of post-Forward Stock Split common stock of the Company. The Forward
Stock Split did not change the number of shares of common stock authorized under the Company's Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements have been adjusted to give retroactive effect of the Forward Stock Split.

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of the
Series A Preferred is convertible into 10,000 shares of the Company's common stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Series A
Preferred has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Series A Preferred is convertible. The Series A Preferred has a liquidation preference over the Company's common stock up to the one-hundred dollars ($100) per share.

On April 23, 2007, the Company closed a business combination transaction pursuant to a Stock Purchase Agreement (the "SPA") dated April 20,
2007, by and among the Company and UPDA. Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US
Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the "Subsidiaries"), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration paid by the Company for the Subsidiaries consisted of $2,500,000 in cash, payable within 30 days, and 50,000 shares of our Series A Preferred stock valued at $5,000,000 (the "Preferred Stock"). The Preferred Stock is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an "as converted" basis in any matters for which the holders of our common stock are entitled to vote. Subsequent to the closing of the SPA transaction, the Company and
UPDA mutually agreed to extend the due date for the payment of the $2,500,000 cash portion of the consideration described above. In connection with the agreement to extend the due date, the Company paid $150,000 in cash to UPDA and executed a promissory note payable that was due to be paid on June 18, 2007 to UPDA for $2,350,000. The note is now due and payable on demand and bears an interest rate of 5%.

Also on April 23, 2007, the Company completed the issuance of 50,000 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") to
UPDA in a private transaction (the "Issuance"). The 50,000 shares of the Company's Preferred Stock issued were valued at $5,000,000 under the terms of the SPA. On that date, the Company had approximately 149,815,833 shares of common stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an "as converted" basis, UPDA has the power to vote 500,000,000 shares of our common stock.
Therefore, UPDA currently has the power to control the vote of approximately 77% of the common stock of the Company.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EQUITY (Continued)

The issuance of the Preferred Stock to UPDA therefore constitutes a change of control transaction for the Company as UPDA owns a majority of the outstanding voting securities of the Company. Although the Company is now a majority owned subsidiary of UPDA, the Company intends to continue to comply with its public reporting obligations.

Pursuant to the terms of the SPA on April 23, 2007, Kamal Abdallah, the CEO, President and board member of UPDA, and Christopher McCauley, the Vice-President, Secretary and board member of UPDA, were appointed as members of the Board of Directors of the Company to fill vacancies thereon.

On April 25, 2007, the Board of Directors approved the conversion of $100,000 of the $300,000 outstanding Notes owed to Mathew Investments
LLC into shares of the Company's common stock. Based upon the assets and capitalization of the Company on April 25, 2007, the conversion price of the shares of common stock to be issued upon this conversion of the Notes were valued at $0.012 per share by the Company's Board of Directors.
This conversion of Notes to common stock will result in the issuance by the Company of an aggregate of 8,326,115 shares of its common stock (See
Notes 4 and 10.).

On June 14, 2007, the Board of Directors approved the conversion of an additional $100,000 of the $300,000 outstanding Notes owed to Mathew
Investments LLC into shares of the Company's common stock. Based upon the assets and capitalization of the Company on June 14, 2007, the conversion price of the shares of common stock to be issued upon this conversion of the Notes were valued at $0.009 per share by the Company's
Board of Directors. This conversion of Notes to common stock will result in the issuance by the Company of an aggregate of 11,101,487 shares of its common stock. (See Notes 4 and 10. )

On August 1, 2007, UPDA converted 2,000 shares of its Series A Preferred stock into 20,000,000 shares of the Company's common stock, of which
18,177,918 shares were distributed to the common shareholders of UPDA as a special distribution of assets.  The remaining 1,822,082 shares were issued to UPDA. The management and directors of UPDA received 2,621,464 shares of the distributed Continental shares for their prorated common share ownership in UPDA.

On August 13, 2007, UPDA acquired 100,000,000 shares of the Company's common stock in a private transaction with Karen Sandhu in exchange for 10,000 shares of UPDA's $1,000.00 Par Value Class B Convertible Preferred Stock having an aggregate value at par of $10,000,000. On August
13, 2007, UPDA returned the 100,000,000 acquired shares to the Company and those shares were cancelled by the Company.

The UPDA Class B Convertible Preferred Stock received by Karen Sandhu had a fair value based on the underlying UPDA Common Stock trade price of $.04 on August 13, 2007 of $8,000,000, assuming this Preferred Stock was converted. Based upon the Common Stock of UPDA outstanding at September 30, 2007, Karen Sandhu would have held approximately 200,000,000 of UPDA's Common Stock if the 10,000 B Convertible Preferred
Shares were converted by her. The reader of these Company financial statements should consult UPDA's 10QSB filing to better understand the exchange transaction, which the Parent Entity has accounted for as an additional step in a "Step Acquisition" of its Continental Fuels, Inc. subsidiary.

On August 17, 2007, the Board of Directors approved the conversion of $100,000 of outstanding notes owed to Mathew Investments LLC into shares of the Company's common stock. Based upon the assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon this conversion of the Notes was valued at $0.009 per share by the Company's Board of Directors. This conversion of Notes to common stock will result in the issuance by the Company of an aggregate of 12,615,326 shares of its common stock. As of September 30, 2007, all outstanding Notes owed to Mathews Investments LLC were settled. (See Notes 4 and 10.)

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES AND LOANS PAYABLE

Others

As of September 30, 2007 and December 31, 2006, notes payable consist of the following:

Terms and to Whom Payable	September 30,	December 31,
	2007	2006
10% per annum advances received from Brainard Management Associates, principal and interest payable on demand as bridge financing in pending change of control of Company (B)	$550,000	$-
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 700,000 shares of common stock (B)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 700,000 shares of common stock (B)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 2,000,000 shares of common stock (B)	50,000	50,000
10% per annum note payable to Clinreg Consulting Services, principal and interest due on February 15, 2007 guaranteed by an officer	-	32,349
A demand note payable in the amount of $400,000 to RAKJ Holdings, Inc. plus interest of $100,000, which interest is due within 30 days of the execution date of the note . The shareholders of RAKJ Holdings, Inc. also provided, through Benka Partners and Joan Partners, a pledge of collateral in the form of a certificate of deposit for lines of credit aggregating $1,800,000 (See Note 5.)	400,000	-

Total	$1,050,000	$132,349

Related parties

Companies' Parent Entity and Certain of Its Wholly-Owned Subsidiaries

As of September 30, 2007 and December 31, 2006, notes payable to related parties consist of the following:

Terms and to Whom Payable	September 30,	December 31,
	2007	2006
5% per annum note payable to Companies' Parent Entity, Universal Property Development and Acquisition, Inc.("UPDA"), principal and interest payable on demand	$2,350,000	$-
Intercompany account non-interest bearing balance payable to UPDA	1,022,560	-
Intercompany account non-interest bearing balance payable to UPDA-Operators, a wholly-owned subsidiary of UPDA	656,276	-
	4,028,836	-
Less:
Company repayments to UPDA since the extension of the now past due date	(550,000)	-
Unilateral reduction in the original purchase price to the Company for the UPDA subsidiaries, principally storage facility, assets originally transferred to the Company by UPDA (See Note 9.)	(740,000)
	2,738,836	-
Less: Loss on recapitalization of Continental's Stockholders' Equity section - reserve for liabilities to UPDA with payment contingent on future profitability of Continental (See Note 9.)	(2,736,541)
Total	$2,295	$-

Other Relationships

As of September 30, 2007 and December 31, 2006, notes payable to related parties consist of the following:

Terms and to Whom Payable	September 30,	December 31,
	2007	2006
A demand note payable in the amount of $400,000 to Triple Crown Consulting, plus interest of $100,000, which interest due within 30 days of the execution date of the note	400,000	-
16% per annum note payable to G. Richard Smith, former Chairman and stockholder in its predecessor entity, principal and interest due March, 2007 (A)	-	300,000
18% per annum note payable to a stockholder, principal and interest due on demand; unsecured	-	2,000
15% per annum notes payable to stockholders, principal and interest due at various times	-	31,375

Total	$400,000	$333,375

(A)- Notes payable to related parties for $300,000 was sold by G. Richard Smith, former Chairman, on January 26, 2007 to an outside party, Mathews Investments LLC. Therefore the note is no longer owed to a related party, but still remained a liability of the Company.

As discussed in Notes 3 and 10, below is a summary of Common Stock issued in conversion for $300,000 of Notes payable to Mathews Investments, LLC;

On April 25, 2007, the Board of Directors approved the conversion of $100,000 of the $300,000 outstanding notes owed to Mathew Investments LLC into shares of the Company's common stock. Based upon the assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon this conversion of the Notes was valued at $0.012 per share by the Company's Board of Directors. This conversion of Notes to common stock will result in the issuance by the Company of an aggregate of 8,326,115 restricted shares of its common stock.

On June 14, 2007, the Board of Directors approved the conversion of an additional $100,000 of the $300,000 outstanding notes owed to Mathew Investments LLC into shares of the Company's common stock. Based upon the assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon this conversion of the Notes was valued at $0.009 per share by the Company's Board of Directors. This conversion of

Notes to common stock will result in the issuance by the Company of an aggregate of 11,101,487 restricted shares of its common stock.

On August 17, 2007, the Board of Directors approved the conversion of the final $100,000 of the $300,000 outstanding notes owed to Mathew Investments LLC into shares of the Company's common stock. Based upon the assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon this conversion of the Notes was valued at $0.008 per share by the Company's Board of Directors. This conversion of Notes to common stock will result in the issuance by the Company of an aggregate of 12,615,326 restricted shares of its common stock.

(B)- Per the Sale of Assets agreement, between a former officer/director in the predecessor entity, Coronado Industries, Inc., interest is to be accrued on these notes from the date that they are transferred to the Continental Fuels. As of September 30, 2007, $37,575 of interest has been accrued.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SECURED LINE OF CREDIT PAYABLE

On March 6, 2007, Continental Trading Enterprizes, Inc. entered into a Line of Credit agreement with Inter National Bank under which a line totaling
$1,000,000 was established for financing relating to condensate sales made to third party customers. On April 10, 2007, an additional $350,000 was added to the existing Line of Credit. On July 6, 2007, Continental Trading Enterprizes, Inc. received an additional $450,000 towards the existing
Line of Credit. The Lines of Credit expires in March, 2008 and is subject to a 5% late fee. Amounts due under the line are secured by a pledge of collateral on behalf of Continental Trading Enterprizes, Inc. in the form of a certificate of deposit by Benka Partners and Joan Partners (the
"Pledgors").

At September 30, 2007, Continental Trading Enterprizes, Inc. is liable for a series of disbursements under the line aggregating $1,800,000, which bears interest ranging from 7.13% to 7.25% per annum. The amounts disbursed were used by Continental Fuels and Continental Trading Enterprizes,
Inc. to make the payments needed for a contracted purchase of condensate and certain petroleum products by Continental Trading Enterprizes, Inc.
for resale to third parties. As consideration for the pledge, the Company agreed that the Pledgors shall each receive $.25 per barrel upon payment to the Company from sale to third parties but only when the transaction shows positive gross margins on the sales. Effective, September, 2007 the
Pledgors shall each receive $.50 per barrel upon payment to the Company from sales to third parties but only when the transaction shows positive gross margins on the sale.

NOTE 6 - COMMITMENTS AND OTHER MATTERS

Operating Leases

On August 22, 2006 US Petroleum Depot, Inc. entered into a rental lease agreement with Brownsville Navigation District of Cameron County, Texas
for a term of five years payable semi-annually in installments of $9,801. The leased property is for the sole purpose of shipping and receiving oil products.

In April 2007, the Company entered into a one year lease for approximately 430 square feet of space at a monthly rent of $1,988.  The Company's address is 9901 IH 10 West, Suite 800, San Antonio, Texas 78230.

In April 2007, the Company entered into a one year lease for two offices spaces at a monthly rent of $3,100.  The address is San Felipe Plaza, 5847
San Felipe, Houston, Texas 77057.

In July 30, 2007, the Company entered into an agreement with Serafina De Los Santos and Rosi Chavez to lease a condominium at South Padre
Island, Texas from August 1, 2007 to March 1, 2008 for a monthly rent of $3,000.

Rent expenses incurred under the above mentioned non-cancellable operating leases totaled $68,260 for the nine months ended September 30, 2007.

Company Promotion Program

On March 15, 2007, the Company entered into an agreement with Crosscheck Capital, LLC ("Crosscheck") to pay $525,000 to prepare and distribute to no less than 500,000 US residents an advertising/advertorial mailing package that prominently features a report on the company. As of September
30, 2007, the Company has remitted the full amount of the advance retainers due to Crosscheck.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

Net operating loss carryforward	$39,235,481
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	39,235,481
Less valuation allowance	(39,235,481)

Net deferred tax assets	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

September 30, 2007
Federal statutory tax rate	34.0%
State Tax Rate	1.2%
Effective Tax Rate	35.2%
Valuation Allowance	(35.2)%
Net Effective Tax Rate	--

As of September 30, 2007, the Company has a net operating loss carryforward of $111,464,761 expiring through 2027. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management's uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 8 - CHANGE IN DIRECTORS & OFFICERS

On February 26, 2007, Peter Gelb submitted his resignation as the Company's Chief Executive Officer and all other executive officer positions, effective March 1, 2007. Mr. Gelb will continue as a director of the Company and remain Chairman of the Board.

On the same day, the Board of Directors appointed Timothy Brink as Chief Executive Officer of the Company effective March 1, 2007. Mr. Brink has 17 years experience in petroleum retail operations.

On March 14, 2007 Company announced the appointment of Timothy Brink as its President and Ernesto Haberer as Vice President of Business
Development.

On April 23, 2007, Kamal Abdallah, the CEO, President and board member of UPDA, and Christopher McCauley, the Vice-President, Secretary and
board member of UPDA, were appointed as members of the Board of Directors of the Company to fill vacancies thereon. The Board of Directors consists of five seats, but currently has only four members: Peter Gelb, Marco Gutierrez, Kamal Abdallah and Christopher McCauley.

Pursuant to the terms of a Stock Purchase Agreement (the "SPA"), dated as of January 26, 2007, by and between Mr. Marco Gutierrez, Mr. G.
Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi. Mr. Marco Gutierrez purchased a total of 160,994,722 shares (the "Shares") of pre-2007
Reverse Split common stock of the Company from Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi (the "Sellers") for an aggregate purchase price of $100,000. The transactions memorialized in the SPA closed on February 2, 2007. In connection with the closing of the SPA, the
Sellers agreed to return all of the stock options held by them to the Company for cancellation.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RECAPITALIZATION TRANSACTION

Since UPDA has a post-transaction 77% voting interest, applicable GAAP and related-party transaction theory dictates that the substance of the transaction from UPDA's perspective and in consolidation is a recapitalization. EITF 88-16 states that absent a 50% change in voting control there is no step-up or goodwill to be recognized. Pre-transaction, UPDA owned 100% of UPDA Texas Trading, Inc., nka Continental Trading Enterprizes,
Inc. and US Petroleum Depot and post-transaction UPDA obtained 77% of the voting rights of Continental, hence the requisite 50% change of control occurred. Therefore, there is no immediate step-up or goodwill recognition.

The Codification of SEC Staff Accounting Bulletins Topic 5U specifies that no gain be recognized on the sale of assets to a thinly capitalized entity, particularly when the purchasing entity's assets consist principally of assets acquired from the seller. Gain is to be deferred until it is reasonably assured. The SAB states that the deferred gain should be noted parenthetically as a deduction from the related asset. Accordingly, UPDA has deferred recognition of any gain on the sale of assets in its financial statements filed on its Form 10QSB for the nine months ended September 30,
2007. Since the principal asset acquired in this transaction by the Company was an oil storage facility with a historical cost basis of approximately
$1,125,000 paid for in cash by UPDA prior to the acquisition, the Company has reflected a deferred loss of $2,736,541, resulting from the fact that the convertible preferred shares issued to UPDA by the Company exceeded the book value of net assets acquired by the Company, as a reduction in notes and loans payable by the Company to UPDA, as parent entity, and certain of its wholly-owned subsidiaries. Essentially, the deferred loss has been offset against the debt because payment of the debt by the Company to UPDA and its wholly-owned subsidiaries is dependent upon the future profitability of the Company. Therefore, the Company's recording of the Recapitalization Transaction is consistent with the handling of the transaction by UPDA.

NOTE 10 - DEBT CONVERSION COSTS

As discussed in Notes 3 and 4, the Company is in the process of issuing an aggregate of 32,042,928 of its $.001 Par Value Common Stock to
Mathews Investment, LLC from the conversion of notes payable with a face value of $300,000. The conversion of the aforementioned notes payable into Common Stock has resulted in "Debt Conversion Costs" of $91,056,436 being charged to Operations during the nine months ended September
30, 2007.

NOTE 11 - RELATED PARTY TRANSACTIONS

On January 26, 2007, all of the Company's subsidiaries and all assets of the Company, except for the European distribution agreements, were sold to
G. Richard Smith, Company's former Chairman, for $300,000 in cash and the assumption of certain trade debts (the "Sale of Assets"), resulting in a gain on the sale of these net assets of $114,963 reflected in the Statement of Operations for the three months ended March 31, 2007.

Consulting fees and services for the three and nine months ended September 30, 2007 includes none and $25,000 incurred to Timothy Brink, respectively.

Consulting fees and services for the three and nine months ended September 30, 2007 includes none and $25,000 incurred to current Chief Executive
Officer of the Company, Ernesto Haberer, respectively.

Consulting fees and services for the three and nine months ended September 30, 2007 includes none and $5,000 incurred to Ernesto Haberer, current
Vice President of Business Development.

Consulting fees and services for the three and nine months ended September 30, 2007 includes $61,480 and $61,480 incurred to Luis Bautista, a member of the Board of Directors for Combustibles and Continental Fuels, A.V.V., subsidiary of the Registrant.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

On April 23, 2007, the Company and UPDA closed the SPA business combination transaction. Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading, two
wholly-owned subsidiaries of UPDA. The consideration received by UPDA for the Subsidiary Shares consisted of $2,500,000 in cash, receivable within 30 days of the Effective Date, and 50,000 shares of the Company's Series A Preferred stock valued at $5,000,000 (the "Preferred Stock"). The
Preferred Stock is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an "as converted" basis in any matters for which the holders of the common stock are entitled to vote. On April 23, 2007, the Company had
149,815,833 shares of commons stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an "as converted" basis
UPDA had the power to vote 500,000,000 shares of our common stock. Therefore, UPDA has the power to control the vote of approximately 77% of our common stock.

Subsequent to the closing of the SPA transaction, the Company and UPDA mutually agreed to extend the due date for the payment of the $2,500,000 cash portion of the consideration described above. In connection with the agreement to extend the due date, the Company paid $150,000 in cash to
UPDA and executed a promissory note payable that was due to be paid on June 18, 2007 to UPDA for $2,350,000. The note is now due and payable on demand and bears an interest rate of 5%.

On May 31, 2007, the Company executed a promissory note payable of $547,952 to Aztec Wells Services, a wholly-owned subsidiary of UPDA, bearing interest of 5% per annum and payable on demand. The funds were used by the Company to pay for the operations of its subsidiaries. On
August 13, 2007, the Company repaid the full $547,952 note due to Aztec Wells Services, Inc, along with all related interests.

On August 13, 2007, UPDA acquired 100,000,000 shares of the Company's common stock in a private transaction with Karen Sandhu in exchange for 10,000 shares of UPDA's $1,000.00 Par Value Class B Convertible Preferred Stock having an aggregate value at par of $10,000,000. On August
13, 2007, UPDA returned the 100,000,000 acquired shares to the Company and those shares were cancelled by the Company.

The UPDA Class B Convertible Preferred Stock received by Karen Sandhu had a fair value based on the underlying UPDA Common Stock trade price of $.04 on August 13, 2007 of $8,000,000, assuming this Preferred Stock was converted. Based upon the Common Stock of UPDA outstanding at September 30, 2007, Karen Sandhu would have held approximately 200,000,000 of UPDA's Common Stock if the 10,000 B Convertible Preferred
Shares were converted by her. If the Preferred Stock had been converted to UPDA Common Stock as of September 30, 2007 she would have controlled approximately 20% of UPDA's Common Stock outstanding on that date. The reader of these Company financial statements should consult
UPDA's 10QSB filing to better understand the exchange transaction, which the Parent Entity has accounted for as an additional step in a "Step
Acquisition" of its Continental Fuels, Inc. subsidiary.

On September 9, 2007, Continental Fuels, A.V.V. appointed Timothy Brink as president, Luis Bautista as vice-president, and Ernesto Haberer as director of its board.

NOTE 12 - DEPOSITS

On July 13, 2007 Continental Fuels entered into a stock purchase agreement with a Texas company in which the Company agrees to purchase all of the issued and outstanding common and/or preferred shares for the total purchase price of $6,000,000. The Company made a deposit of $100,000 on
June 7, 2007 into an escrow account at Jacksboro National Bank related to the stock purchase agreement.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13- SUBSEQUENT EVENTS

On October 12, 2007, the Company repaid $500,000, representing the full amount of the $400,000 note plus the related $100,000 of interest on the note owed to Triple Crown Consulting. On October 23, 2007, the Company repaid $500,000, representing the full amount of the $400,000 note plus the related $100,000 of interest on the note owed to RAKJ Holdings, Inc. (See Note 4.)

Through November 2, 2007, the Company issued an additional 9,000,000 out of the aggregate of 32,042,928 of its $.001 Par Value Common Stock that the Company is committed to issuing to Mathews Investments LLC in the fourth quarter. (See Notes 3, 4 and 10.)

Item 2.  Management's Discussion and Analysis or Plan of Operation

Special Note on Forward-Looking Statements

Except for historical information contained herein, this document contains forward-looking statements. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. The
Company's actual results may differ materially from such statements. Although the Company believes that the assumptions underlying the forward-
looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this document. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

Recapitalizations and Reorganizations

On January 26, 2007, all of the Company's subsidiaries and all assets of the Company, except for the European distribution agreements, were sold to
G. Richard Smith, Company's former Chairman, for $300,000 in cash and the assumption of certain trade debts (the "Sale of Assets").

On January 26, 2007, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi sold to Mr. Marco Gutierrez a majority of the Company's outstanding common stock for a total of $100,000 cash.

On February 5, 2007, a 1-for-100 reverse stock split of Company's outstanding common stock (the "2007 Reverse Split") became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in the authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and
100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company's shareholders at a special meeting and by the Company's Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Reverse Stock Split.

On February 6, 2007, Company completed the sale of 141,000,000 restricted shares of its post-2007 Reverse Split common stock to Ms. Karen
Sandhu for $200,000 cash. Company used the proceeds from this offering to pay outstanding debts and liabilities.

On February 25, 2007, the Board of Directors approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Company payable to Mathews Investment, LLC (the "Note"), as discussed in Note 4, into shares of the Company's common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Company's Board of Directors. On
March, 2007 Company's Board of Directors cancelled the conversion of the Note with the consent of the Note holder and terminated plans to issue
25,000,000 shares of common stock. The Company is in the process of issuing an aggregate of 32,042,928 of its $.001 Par Value Common Stock to
Mathews Investment, LLC from the conversion of notes payable with a face value of $300,000. The conversion of the aforementioned notes payable into Common Stock has resulted in "Debt Conversion Costs" of $91,056,436 being charged to Operations during the nine months ended September
30, 2007. As of September 30, 2007, all outstanding notes owed to Mathews Investment, LLC were settled.

On March 14, 2007 Company announced the appointment of Mr. Timothy Brink as its President and Mr. Ernesto Haberer as its Vice President of
Business Development.

On April 13, 2007, the Company's Board of Directors approved a 3-for-1 stock split (the "Forward Stock Split") of all of the Company's outstanding common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company's common stock held by shareholders of record on April
13, 2007, on April 20, 2007 automatically became the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company's Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of the
Series A Preferred is convertible into 10,000 shares of the Company's common stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Series A
Preferred has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Series A Preferred is convertible. The Series A Preferred has a liquidation preference over the Company's common stock up to the one-hundred dollar ($100) per share.

On April 23, 2007, the Company and UPDA closed the SPA business combination transaction. Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading, two
wholly-owned subsidiaries of UPDA. The consideration received by UPDA for the Subsidiary Shares consisted of $2,500,000 in cash, receivable within 30 days of the Effective Date, and 50,000 shares of the Company's Series A Preferred stock valued at $5,000,000 (the "Preferred Stock"). The
Preferred Stock is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an "as converted" basis in any matters for which the holders of the common stock are entitled to vote. On April 23, 2007, the Company had
149,815,833 shares of commons stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an "as converted" basis
UPDA had the power to vote 500,000,000 shares of our common stock. Therefore, UPDA has the power to control the vote of approximately 77% of our common stock.

Subsequent to the closing of the SPA transaction, the Company and UPDA mutually agreed to extend the due date for the payment of the $2,500,000 cash portion of the consideration described above. In connection with the agreement to extend the due date, the Company paid $150,000 in cash to
UPDA and executed a promissory note payable that was due to be paid on June 18, 2007 to UPDA for $2,350,000. The note is now due and payable on demand and bears an interest rate of 5%.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions about assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis section. A critical accounting policy is one which is both important to portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

These policies include, but are not limited to, the carrying value of the inventory and fixed assets, the life of fixed assets, the expensing of the costs relating to FDA and European licensing activities, and the valuation of common stock and options related to compensation and other services.
Complex judgments and estimates underlie these critical accounting policies, such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, dividing consultants' compensation between expense categories of
FDA licensing activities and sales activities, dividing compensation and payments to third parties between cost of goods sold category and general and administrative expense, and the determination of the market value of restricted stock when issued as compensation or as repayment for loans.

Three and Nine Months Ended September 30, 2007 and, 2006

Results of Operations.

Pursuant to the Sale of Assets to G. Richard Smith on January 26, 2007, all of the Coronado's subsidiaries and all assets of Coronado, except for the
European distribution agreements, were sold to Smith for $300,000 in cash and the assumption of certain trade debts. Therefore, the Company had no operations in the first quarter of 2007.

For the three and nine months ended September 30, 2007, total revenue was $11,656,792 and $17,440,493 with a cost of goods sold of$10,132,303 and$15,516,847, respectively. For the three and nine months ended September 30, 2006, total revenues were $17,868 and $65,868 and cost of goods sold were $7,688 and $43,620, respectively.

For the three and nine months ended September 30, 2007, the Company experienced a net loss of $37,834,419 and $91,292,338, respectively, which comprised primarily of general and administrative expenses of $395,175 and $649,742, consulting fees and services of $231,135 and $520,477, interest expenses of $179,536 and $304,547, and debt conversion costs of $38,367,846 and $91,056,436, offset by a gain on sale incurred from the
Sale of Assets of $114,963 as part of the proceeds from the sale of restricted common stock sold in private placement to Karen Sandhu for $200,000.

For the three and nine months September 30, 2006, the Company experienced a net loss of $783,703 and $3,352,279, respectively. The loss for the three months ended September 30, 2006 was comprised primarily of, general and administrative expenses incurred at the corporate level of $770,947, and interest expense of $22,936.  92.1% of Registrant's third quarter 2006 corporate expenses consisted of salaries and wages of $245,372 (31.8%), stock option and bonus compensation of $252,000 (32.7%), professional expenses of $91,478 (11.9%) and selling and media promotion of $120,773
(15.7%).

Liquidity and Capital Resources.

As shown in the consolidated financial statements, at September 30, 2007, the Company had cash on hand of $425,566, compared to none at
December 31, 2006. Net cash used in operating activities was $1,172,810 for the nine months ended September 30, 2007. We had a net loss of
$91,292,338. We had non-cash charges of $114,963 due to a gain on sale of assets and $1,414,093 due to an increase in accounts receivable, offset by
$91,056,436 due to loss on settlement of notes payable and $721,158 increase in accounts payable and accrued expenses payable.

Net cash used in operating activities was $256,491 for the nine months ended September 30, 2006. We had a net loss of $3,352,279. We had non-
cash charges of $417,367 due to services related to the issuance of common shares, $732,000 due to stock and options issued for salaries, $1,979,700 related to stock and options issued for bonuses, and $1,522 related to depreciation.

Cash flows provided by investing activities was $298,491 during the nine months ended September 30, 2007, consisting of $879,020 cash acquired as part of the acquisition of the Subsidiaries offset by $48,400 related to the purchase of a surety bond, $100,000 deposit on a pending acquisition, and
$432,129 for the purchase of property and equipment.

There was no cash flow provided by or used in investing during the nine months ended September 30, 2006.

The cash flows provided by financing activities of $1,299,885 during the nine months ended September 30, 2007, consisted of $200,000 of proceeds from the sale of our common stock, $950,000 proceeds from notes payable to others, $450,000 received from advances from the line of credit, offset by a note payable repayment of $700,000 to UPDA.

The cash flows provided by financing activities of $250,375 during the nine months ended September 30, 2006, consisted of an increase in notes payable.

On April 1, 2007, the Company obtained financing in the form of a note from Kamal Abdallah for $110,000 at an interest rate of 10% per year commencing on April 30, 2007. As of March, 31, 2007, the Company received $60,000 on this note. The remaining amount was received in April
2007. On May 31, 2007 the Company obtained an additional note from Kamal Abdallah for $50,000 at an interest rate of 10% per year commencing on June 1, 2007. This note, along with all related interests, was settled on July 30, 2007. On July 31, 2007 the Company also repaid the $110,000 note to Kamal Abdallah and all related interest.

On April 1, 2007, the Company also obtained financing in the form of a note from Brainard Management Associates for $550,000 at an interest rate of 10% per year commencing on April 30, 2007. As of March, 31, 2007, the Company received $150,000 on this note. The remaining amount was received in April 2007.

On May 31, 2007, the Company obtained financing the form of a note from Aztec Well Services, Inc., for $547,952 at an interest rate of 5% per annum payable on demand. On August 13, 2007, the Company repaid the full $547,952 note due to Aztec Wells Services, Inc, along with all related interests.

We have historically incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisitions and achieving a profitable level of operations. We will need $6 million of additional financing for ongoing operations and acquisitions. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

Item 3.   Controls and Procedures.

Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for us. Our management uses a framework for establishing these internal controls. This framework includes review of accounting detailed records on at least a quarterly basis by multiple senior officers of Continental Fuels, Inc., at least one of whom operates outside of the corporate finance and accounting area, and one of whom operates within the area of corporate finance and accounting. This review process includes review of significant accounting records and source documents, such as general journal entry records, accounts payable records, and monthly bank statement reconciliations. Documentary records are kept of this review process.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief
Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2006, of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S.
GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The controls and procedures for our disclosure as well as our internal controls over financial reporting are processes designed by, or under the supervision of, the chief executive and chief financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures and its internal controls and procedures are effective at providing that reasonable level of assurance.

Our management believes that upon significant future growth in the number of accounting transactions we process, additional review and enhancement of internal controls will be required. Our management is planning to assign additional staff resources to assist with support for growth in the internal controls area when the increase in transaction velocity dictates this as a prudent step in order to maintain our effective level of internal controls.

PART II - OTHER INFORMATION

Item 1.  Description of Property.

In April 2007, the Registrant entered into a one year lease for approximately 430 square feet of space at a monthly rent of $1,988.  The Registrant's address is 9901 IH 10 West, Suite 800, San Antonio, Texas 78230.

In April 2007, the Registrant entered into a one year lease for two offices spaces at an aggregate monthly rent of $3,100.  The Registrant's address is
San Felipe Plaza, 5847 San Felipe, Houston, Texas 77057.

In July 30, 2007, the Company entered into an agreement with Serafina De Los Santos and Rosi Chavez to lease a condominium at South Padre
Island, Texas from August 1, 2007 to March 1, 2008 for a monthly rent of $3,000.

Item 2.  Legal Proceedings.

The Registrant was not a party to any legal proceeds as of September 30, 2007.

Item 3.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 25, 2007, the Board of Directors approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Company payable to Mathews Investment, LLC (the "Note") into shares of the Company's common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Company's Board of Directors. On March, 2007 Company's
Board of Directors cancelled the conversion of the Note with the consent of the Noteholder and terminated plans to issue 25,000,000 shares of common stock. The Company is in the process of issuing an aggregate of 32,042,928 of its $.001 Par Value Common Stock to Mathews Investment,
LLC from the conversion of notes payable with a face value of $300,000. The fair value of the Company Common Stock to be received by Mathews
Investment, LLC, which is based upon the trading price of Company Common Stock on the dates the Company agreed to convert each $100,000 portion of the notes payable totaled $91,375,339. Accordingly, the conversion of the aforementioned notes payable into Common Stock has resulted in a total "Debt Conversion Costs" of $91,056,436 being charged to Operations during the nine months ended September 30, 2007. As of September
30, 2007, all outstanding notes owed to Mathews Investment, LLC were settled. Through November 2, 2007, the Company issued an additional
9,000,000 out of the aggregate of 32,042,928 of its $.001 Par Value Common Stock that the Company is committed to issuing to Mathews
Investments LLC.

On August 1, 2007, UPDA converted 2,000 shares of its Series A Preferred stock into 20,000,000 shares of the Company's common stock, of which
18,169,545 shares were distributed to the common shareholders of UPDA as a special distribution of assets. The shares of common stock issued to
UPDA were restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

Item 4.  Defaults Upon Senior Securities.

Not applicable.

Item 5.  Submission of Matters to a Vote of Security Holders.

None

Item 6.  Exhibits.

Exhibit Number	Description

2.1 #

Form of the Stock Purchase Agreement by and among Continental Fuels, Inc. and Universal Property Development and Acquisition Corporation dated as of April 23, 2007. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 26, 2007.

3.1 #

Articles of Incorporation of Continental Fuels Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of the Registrant filed with the Securities and Exchange Commission on August 24, 1998.

3.2 #

By-laws of Continental Fuels, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of the Registrant filed with the Securities and Exchange Commission on August 24, 1998.

4.1 #

Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Continental Fuels, Inc. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 26, 2007.

31.1 *	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________

# Incorporated by reference.
* Filed herewith.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

CONTINENTAL FUELS, INC.

Date: November 9, 2007	By:	/s/ Timothy Brink
Timothy Brink
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Timothy Brink
Timothy Brink
Chief Financial Officer

EXHIBIT 31.1

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Timothy Brink, certify that:

(1) I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 of Continental Fuels, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/s/ Timothy Brink
Timothy Brink
Chief Executive Officer
November 9, 2007

EXHIBIT 31.2

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Timothy Brink, certify that:

(1) I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 of Continental Fuels, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/s/ Timothy Brink
Timothy Brink
Chief Financial Officer
November 9, 2007

EXHIBIT 32.1

CERTIFICATE OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Timothy Brink, Chief Executive Officer of Continental Fuels, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 (the
"Report"). The undersigned hereby certifies that:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Timothy Brink
Timothy Brink
Chief Executive Officer
November 9, 2007

EXHIBIT 32.2

CERTIFICATE OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Timothy Brink, Chief Financial Officer of Continental Fuels, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 (the
"Report"). The undersigned hereby certifies that:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Timothy Brink
Timothy Brink
Chief Financial Officer
November 9, 2007