Form 10QSB
period 2007-09-30
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2007-11-19
CIK 923771

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

Yes |_|  No |X|

The Issuer had 833,519,282 shares of its common stock, par value $.001 per share, issued and outstanding as of November 2, 2007.

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

FORM 10-QSB
NINE MONTHS ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
ASSETS-PLEDGED
Current Assets:
Cash	$ 463,690	$ 12,439
Restricted cash	265,867	255,831
Accounts receivable - oil, gas and condensate sales	2,986,523	162,352
Overadvanced royalties due from oil and gas lease property owners	39,533	100,308
Inventory	545,520	246,789
Prepaid expenses and other current assets	271,880	118,934
Total current assets	4,573,013	896,653

Property and Equipment:
Oil and gas properties, using full cost accounting
Subject to amortization	9,089,857	1,398,302
Not subject to amortization	2,400,463	1,902,465
Gross oil and gas properties	11,490,320	3,300,767
Accumulated depletion	(654,691)	(91,098)
Net oil and gas properties	10,835,629	3,209,669
Oil field equipment, pipeline and storage facility, and other fixed assets, at cost, net
of accumulated depreciation of $734,771 and $55,110, respectively	7,203,276	2,040,036
Property and equipment, net	18,038,905	5,249,705

Other Assets:
Security deposits	4,901	-
Deposits towards pending oil oriented acquisitions (Note 20)	100,000	150,000
Surety bonds	48,400	-
Total Other assets	153,301	150,000

TOTAL ASSETS	$ 22,765,219	$ 6,296,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Secured line of credit payable	$ 1,800,000	$ -
Accounts payable and accrued expenses	2,971,300	1,297,382
Due to royalty holders	121,220	27,118
Notes payable
Secured Sheridan Asset Management Company acquisition related term loans	4,997,914	-
Others
Third parties	1,572,361	-
Related parties	2,696,579	954,696
Due to USPX	6,054	6,054
Income taxes payable	5,340	3,019
Deposit received towards pending sale of minority equity interests in subsidiaries	-	1,000,000
Total current liabilities	14,170,768	3,288,269

Long-Term Liabilities
Asset Retirement Obligation	1,089,314	-
Total liabilities	15,260,082	3,288,269
Minority interests
40% minority interest in Canyon Creek Oil & Gas, Inc. subsidiary	112,569	203,215
25% minority interest in Texas Energy, Inc. subsidiary	-	(10,262)
30% minority interest in West Oil & Gas, Inc. subsidiary	-	(10,370)
20% minority interest in Ambient Wells Services subsidiary	-	(171)
10% minority interest in Catlin Oil & Gas subsidiary	-	-
13% minority interest in Continental Fuels Inc. subsidiary	33,780	-
13% minority interest in Heartland Oil & Gas subsidiary	690,429	-
25% minority interest in Agencia Fiduciaria Aequitas N.V. (Continental A.V.V.) subsidiary	2,328	-
Total Minority Interest	839,106	182,412

STOCKHOLDERS' EQUITY

Common stock, 2,000,000,000 shares $.001 par value authorized, 833,519,282
and 368,263,108 shares issued/"to be issued" and outstanding, respectively	833,519	368,263
Convertible preferred stock, 500,000,000 shares $.001 par value authorized, 235,378 and 236,212 shares issued and outstanding,
respectively	236	237
Class A convertible preferred stock, 200,000 shares $10.00 par value authorized, 100,000 and 100,000 shares issued and outstanding,
respectively	1,000,000	1,000,000
Class B convertible preferred stock, 14,658 shares $1,000.00 par value
authorized, 14,658 and 6,213 shares issued and outstanding, respectively	14,658,000	6,213,000
Additional paid-in capital	311,766,143	214,740,065
Accumulated deficit	(321,591,867)	(219,495,888)
Total stockholders' equity	6,666,031	2,825,677
Total liabilities and stockholders' equity	$ 22,765,219	$ 6,296,358

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Natural gas sales	$ 446,880	$ 35,528	$ 711,622	$ 70,005
Oil and condensate sales	11,817,460	105,689	19,902,613	273,843
Condensate sales		-		-
Operating fees and other revenue	3,983	-	7,999	-
Total revenue	12,268,323	141,217	20,622,234	343,848

Costs and operating expenses:
Lease operating expenses	858,035	565,016	1,523,209	624,221
Cost of condensate sales	10,132,303	-	17,449,226	-
Depletion expense	249,170	6,690	469,811	19,654
	11,239,508	571,706	19,442,246	643,875
Consulting fees and services, including $280,000 & $135,700
and $6,489,941 and $616,650 for the nine months ended September 30, 2007
and September 30,2006 incurred via issuance of common shares	575,252	851,260	7,581,747	1,626,740
Payroll and related benefits	967,681	-	1,967,171	-
General and administrative	1,081,306	134,355	2,852,248	772,461
Depreciation expense	112,374	10,320	247,713	17,926
Total costs and operating expenses	13,976,121	1,567,641	32,091,125	3,061,002

Operating loss	(1,707,798)	(1,426,424)	(11,468,891)	(2,717,154)

Other income (expenses):
(Loss) gain on Debt conversion:
Continental subsidiary acquisition related	(38,367,846)	-	(91,056,436)	30,000
Heartland subsidiary acquisition related	-	-	1,680,370	-
	(38,367,846)	-	(89,376,066)	30,000
Interest expense	(233,637)	(16,147)	(351,479)	(17,487)
Company's 25% equity in losses in investment in oil & gas exploration and
development joint venture		-		(9,000)
Interest income	4,066	-	10,036	-
Gain on sale of lease to Avalon Oil and Gas, Inc	-	-	-	815,500
Amortization of deferred loan costs
Loan origination fees incurred to Sheridan and legal and other costs to others	(111,696)	-	(202,024)	-
Sheridan original issue discount on Heartland acquisition	(227,188)	-	(454,376)	-
Warrants to purchase common stock issued to Sheridan on Heartland acquisition	(335,157)	-	(670,314)	-

Gain on sales of equity interest in Canyon Creek, Catlin and Texas
Energy Pipeline subsidiaries	-	-	940,000	-
Gain on sale of assets and liabilities	132,171	-	132,171	-
Stock based facilitation fees incurred to former convertible debt
holders coincident to change in Heartland's company control	(895,620)	-	(895,620)	-
Bad debt expense	(8,600)	-	(8,600)	-
Other	401	562	401	(5,556)
Total other income (expenses)	(40,043,106)	(15,585)	(90,875,871)	822,457

Loss before provision for income taxes	(41,750,904)	(1,442,009)	(102,344,762)	(1,894,697)
Provision for income taxes (current)	500	200	900	600
Net loss before minority interest	(41,751,404)	(1,442,209)	(102,345,662)	(1,895,297)
Add, 40% minority interest in net (loss) income of Canyon Creek Oil & Gas,
Inc. subsidiary	(19,861)	(30,622)	(270,486)	223,334
Add, 25% minority interest in net (loss) of Texas Energy Inc. subsidiary
through 9/30/06	-	5,537	10,262	(10,262)
Add, 30% minority interest in net (loss) of West Oil & Gas, Inc. subsidiary	-	(1,808)	10,370	(8,744)
Add, 20% minority interest in net (loss) of Ambient Wells Services	-	(31)	171	-
Add, 10% minority interest in net (loss) of Catlin Oil & Gas, Inc. subsidiary	-	-	-	-
Add, 13% minority interest in net (loss) of Continental Fuels	-	-	-	-
Add, 13% minority interest in net (loss) of Heartland Oil & Gas	-	-	-	-
Add, 25% minority interest in net loss of Agencia Fiduciaria Aequitas N.V. (Continental A.V.V.) subsidiary	-	-	-	-
Minority Interest	(19,861)	(26,924)	(249,683)	204,297

Net loss after minority interest	$ (41,731,543)	$(1,415,285)	$(102,095,979)	$(2,099,594)

Other comprehensive loss:
Unrealized loss on Avalon Oil and Gas, Inc. marketable securities	-	(281,250)	-	(506,250)
Total Comprehensive Loss	$ (41,731,543)	$(1,696,535)	$(102,095,979)	$(2,605,844)

Basic and diluted net loss per weighted-average shares common stock
outstanding	$ (0.05)	$ (0.01)	$ (0.17)	$ (0.02)

Diluted loss attributable to common stockholders per weighted average shares
outstanding (adjusted for 100:1 reverse split)	$ (0.05)	$ (0.01)	$ (0.17)	$ (0.02)

Weighted-average number of shares of common stock outstanding	790,624,728	203,749,575	599,029,632	134,039,289

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Consolidated Statements of Changes in Shareholders' Equity for thenine months ended September 30, 2007

	(shares)	(shares)
	Common	Preferred	Common	Preferred		Accumulated
	Stock	Stock	Stock	Stock	APIC	Deficit	Total

Balance at December 31, 2006	368,263,108	342,425	$ 368,263	$ 7,213,237	$ 214,740,065	$ (219,495,888)	$ 2,825,677
Preferred shares converted to common	267,246,000	(5,854)	267,246	(5,020,001)	4,752,754	-	(1)
Preferred shares sold for cash	-	3,465	-	3,465,000	-	-	3,465,000
UPDA's Class B Preferred stock issued in exchange for Continental's common stock held by
Karen Sandhu	-	10,000	-	10,000,000	(10,000,000)	-	-
Common stock issued for services, net of accounts
payable balance of $208,698	24,259,333	-	24,259	-	1,266,046	-	1,290,305
Common stock issued to officers and employees,
net of loan of $1,000,000 applied	128,166,666	-	128,167	-	6,280,167	-	6,408,334
Common stock issued for purchase of Heartland's debt	26,260,504	-	26,260	-	1,549,370	-	1,575,630
Common stock issued for acquisition of Palo Pinto	19,323,671	-	19,324	-	780,676	-	800,000
Warrants to purchase Common Stock of UPDA issued to Sheridan on Heartland acquisition	-	-	-	-	1,340,629	-	1,340,629
Continental subsidiary acquisition related debt conversion coincident to UPDA acquisition	-	-	-	-	91,056,436	-	91,056,436
Net Loss						(102,095,979)	(102,095,979)
Balance at September 30, 2007	833,519,282	350,036	$ 833,519	$ 15,658,236	$ 311,766,143	$ (321,591,867)	$ 6,666,031

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended 9/30/07	Ended 9/30/06
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(102,095,979)	(2,099,594)
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest (loss) income	(249,683)	234,708
Bad debt expense	8,600	-
Non-cash interest income	-	-
Loan origination fees incurred to Sheridan and legal and other costs to others	202,024	-
Sheridan original issue discount on Heartland acquisition	454,376	-
Warrants to purchase common stock issued to Sheridan on Heartland acquisition	670,314	-
Gain on liabilities no longer due and never to be paid	-	(30,000)
(Loss) gain on Debt conversion:
Continental subsidiary acquisition related	91,056,436	-
Heartland subsidiary acquisition related	(1,680,370)	-
Stock based facilitation fees incurred to former convertible debt holders of Heartland
coincident to change in control	895,620	-
Gain on sale of assets of Continental predecessor entity to former principal shareholder	(114,963)	-
Gain on sale of other oil leases	(17,208)	-
Gain on sale of oil lease to Avalon Oil & Gas, Inc.	-	(815,500)
Depreciation, depletion and accretion expense	717,524	37,580
Consulting fee and services incurred through issuance of company
equity shares or options to acquire such shares	6,489,941	616,650
Gain on sales of equity interest in Canyon Creek, Catlin and Texas Energy Pipeline subisidiaries	(940,000)	-
Interest earned on restricted cash	(10,036)	-
Interest expense added to notes payable
Other related parties	361	-
Third parties	361	-
Changes in operating assets and liabilities:
Increase in accrued interest on unsecured bridge loan receivable	-	(163,716)
Increase in accounts receivable - oil, gas and condensate sales	(2,779,082)	(131,362)
Decrease in over advanced royalties due from oil and gas lease property owners	60,775	-
Increase in inventory	(298,731)	-
Increase in prepaid expenses and other current assets	99,911	(105,895)
Increase in other assets	-	(6,616)
Increase in security deposits	(4,901)	(173,845)
Increase in accounts payable & accrued expenses	1,499,752	890,347
Increase in income taxes payable	2,321	600
Increase in due to USPX	-	4,013
Increase in due to Sundial Resources		423
Increase in due to royalty holders	94,102	16,550
Increase in deposit received for sale of minority equity interest in subsidiaries	-	500,000
(Decrease) increase in other current liabilities	-	6,357
NET CASH USED IN OPERATING ACTIVITIES	(5,938,535)	(1,219,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired as part of acquisition of Heartland Oil and Gas Corp.	123,170	-
Decrease in deposits towards pending oil oriented acquisitions	50,000	-
Increase in surety bonds	(48,400)	-
Cash proceeds from sale of oil leases	17,208	75,000
Proceeds from substitution of cash for marketable securities of Siteworks
Building and Development, Inc.	-	1,000,000
Increase in restricted cash	-	(250,000)
Payments of capitalized oil and gas properties work-over costs	(327,056)	(3,946,776)
Purchases of oil field equipment and other equipment	(2,058,878)	(516,127)
Acquisition of Palo Pinto	-	-
Acquisition of oil storage facility	(1,147,502)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,391,458)	(3,637,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from Sheriden Asset Management under first term loan to finance Heartland subsidiary acquisition	865,000	-
Repayment of Sheridan loan	(90,277)	-
Proceeds of notes and loans payable, related parties	2,741,521	184,268
Proceeds of notes and loans payable, third parties	1,000,000	-
Advances received under secured line of credit	1,800,000	-
Proceeds from sale of Class B convertible preferred stock	-	4,540,000
Proceeds from sale of preferred stock	3,465,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,781,244	4,724,268

NET INCREASE IN CASH	$ 451,251	$ (132,935)
Cash, beginning of period	12,439	132,935
Cash, END OF PERIOD	$ 463,690	$ -

Cash paid during the period for:
Income taxes	(600)	600

Interest expense	-	-

Non-Cash Investing and Financing Activities
Oil field and other equipment acquired	$ 777,000	$ -
Less paid in cash by the company	311,000	-
Obligation incurred by the Company in the form of notes payable, third party	$ 466,000	$ -

Acquisition of Heartland financed via term loan from Sheridan Asset Management

Assets acquired:
Cash	123,170
Gas sales receivable	45,089
Prepaid expenses and other current assets	252,857
Deferred offering costs
Oil and gas property
Not subject to amortization	1,665,730
Subject to amortization	792,033
Pipeline and facilities, net of accumulated depreciation of $246,161	2,481,694
Other property and equipment, net of accumulated depreciation of $142,847	74,136
Total assets acquired:	5,434,709

Liabilities acquired:
Accounts and accrued expenses payable	143,435
Long term asset retirement obligation	232,014
Convertible notes payable to Five Star formerly owned by SDS and Bay Star	1,729,000
Total liabilities acquired:	2,104,449

Net assets acquired in Heartland acquition	3,330,260
UPDA gain on acquisiton of Heartland convertible debt	1,680,370
Deferred debt costs arising from issuance of UPDA warrants to Sheridan Asset Management	1,340,629
	6,351,259
Financed as follows:
Deferred debt costs incurred to Sheridan Asset Management to make Heartland acquisition
Original issue discount incurred to Sheridan	908,750
Loan origination fees incurred to Sheridan and legal costs	361,250
	1,270,000
Payments made on behalf of UPDA to acquire convertible debt of Heartland
SDS Capital	1,031,936
Bay Star	468,064
	1,500,000
Cash received and deposited by UPDA from Sheridan Asset Management first term loan	665,000
Obligation under Sheridan Asset Management first term loan payable	3,435,000
UPDA Warrants issued Sheridan Asset Management	1,340,629
	4,775,629
Fair value of common stock issued by UPDA	1,575,630
	6,351,259
Acquisition of Palo Pinto Oil leases by Catlin subsidiary financed via second term loan from
Sheridan Asset Management
Oil and gas property
Subject to amortization	4,800,000

Financed as follows:
Fair value of common stock issued by UPDA	800,000
Fair value of common stock issued by Heartland	400,000
	1,200,000

Cash paid by Sheridan Asset Management under term loan to seller of Palo Pinto	3,600,000

Deferred debt costs incurred to Sheridan Asset Management to make Heartland acquisition	512,830
UPDA reimbursement made back to Sheridan	(862,830)
	(350,000)
Cash paid by Sheridan Asset Management under term loan to seller of Palo Pinto	3,600,000
Obligation under Sheridan Asset Management second term loan payable	3,250,000

Conversion of convertible notes payable on Continental to Comtinental common stock
Stock issued

Common stock issued and to be issued	19,428
Additional paid-in capital	52,879,157
	52,898,585

Notes and loans payable, other converted into Company common stock:
Debt converted	200,000
Accrued interest payable on debt	9,995
	209,995
Excess of fair value of stock issued over debt converted -
debt conversion costs	52,688,590

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to September 30, 2007 Financial Statements

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

HEARTLAND OIL & GAS CORP.

Heartland was incorporated in Nevada on July 9, 1998. Their principal business is exploration and development of oil and gas property in the United
States.

As further discussed in Note 6, on April 20, 2007 Heartland completed a Stock Sale in which Heartland sold 5,063,176 shares of their common stock to UPDA resulting in UPDA owning 52% of the issued and outstanding common stock of Heartland at that date. The Stock Sale constituted a change of control transaction for Heartland as UPDA now owns a majority of their outstanding voting securities. At September 30, 2007, UPDA owns 87%
of the issued and outstanding common stock of Heartland. Heartland's results are consolidated in the financials statements of the Company from
April 21, 2007 to date.

CONTINENTAL FUELS, INC.

As further discussed in Note 5, on April 23, 2007, the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among Continental Fuels, Inc. and the Company (the "SPA"). Pursuant to the SPA, Continental acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the
"Subsidiary Shares"), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. Pursuant to the SPA, UPDA received 50,000 shares of Continental's Series A Convertible Preferred Stock. Since the Preferred Stock is currently convertible into 500,000,000 shares of
Continental common stock and the Preferred Stock votes on an "as converted" basis. As a result, UPDA had the power to vote approximately 77% of the common stock of Continental at the date of acquisition, April 23, 2007. At September 30, 2007, UPDA owns 87% of the issued and outstanding common stock of Continental. Continental's results are consolidated in the financial statements of the Company from April 24, 2007 to date.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to September 30, 2007 Financial Statements

NOTE 1 - BASIS OF PRESENTATION (continued)

CONTINENTAL (continued)

On August 1, 2007, 18,169,545 shares of Continental's common stock were issued as a distribution directly to UPDA shareholders of record on July
11, 2007. UPDA converted 2,000 shares of its Continental Series A Convertible Preferred Stock into 20,000,000 shares of Continental $.001 par value common stock on August 1, 2007 (the "Conversion") in order to provide the shares needed for this distribution. UPDA distributed one share of such Continental common stock for every 50 shares of UPDA common stock held on July 11, 2007 (the "Distribution"). After the Conversion, the
Distribution, and the unrelated retirement of 100,000,000 shares of Continental common stock, UPDA owned approximately 87% of Continental's voting capital stock as of September 30, 2007.

NATURE OF OPERATIONS AND ADJUSTMENTS

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals)
necessary to present fairly the Company's financial position as of September 30, 2007 and the results of its operations, and cash flows for the nine month periods ended September 30, 2007 and 2006, and respectively changes in stockholders' equity for the nine month period ended September 30,
2007. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the
Securities Exchange Commission.

The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed on April 12, 2007.

GOING CONCERN

The Company has incurred recurring operating losses since its inception, and as of September 30, 2007 had an accumulated deficit of approximately
$321,592,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to September 30, 2007 Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the period ended September 30, 2007 include the financial position and operating activities of UPDA and its then 100% owned subsidiaries UPDA-Operators ("UPDA-OI" or "UPDA-O"), Texas Energy, Inc. ("TEI" or "Texas Energy"), Aztec Wells
Services, Inc. ("Aztec"), its 90% owned subsidiaries Catlin Oil & Gas ("Catlin") and Texas Energy Pipeline & Gathering Systems ("TEPG"), its 60%
owned subsidiary Canyon Creek Oil and Gas, Inc. ("Canyon Creek" or "Canyon"), its 70% owned subsidiary West Oil & Gas, Inc. ("WOG" or "West
Oil"), its 80% owned subsidiary Ambient Wells Services, Inc. ("Ambient"), its 87% owned subsidiary Continental Fuels, Inc. ("Continental" or
"CFUL") and its 87% owned subsidiary Heartland Oil and Gas Corp. ("Heartland"). The Company has an additional joint venture, Winrock Energy
Inc. ("Winrock"), which was inactive as of September 30, 2007. All inter-company balances have been eliminated in consolidation.

On August 20, 2007 Texas Energy, West Oil, Ambient and TEPG were dissolved by the Company as these entities were no longer needed.

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

SEGMENT INFORMATION

The Company operates in two segments; the trading segment and the oil and gas properties segment. Continental is the trading segment for UPDA.
Continental owns and operates UPDA's port facilities, as well as the blending and distribution businesses. UPDA and the remainder of its subsidiaries represent the oil and gas properties segment.

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
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to September 30, 2007 Financial Statements

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
The Company's primary foreign currency transactions are in Canadian dollars. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during either the three months ended September 30, 2007 and 2006 or the nine months ended September 30, 2007 and 2006.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 396,926,000 and 394,826,000 of common shares as of September 30, 2007 and December 31, 2006 respectively, are not included because the inclusion of such would be anti-
dilutive for all periods presented.

MAJOR CUSTOMERS

UPDA

For the nine months ended September30, 2007, one purchaser, was responsible for generating approximately 100% of our total oil sales, and another purchaser, was responsible for generating approximately 97% of our natural gas sales and one purchaser, was responsible for generating approximately 100% of our condensate sales.

HEARTLAND

For the nine months ended September 30, 2007, one purchaser was responsible for purchasing 100% of our natural gas sales.

CONTINENTAL

For the nine months ended September 30, 2007, two purchasers were responsible for purchasing 100% of our condensate sales.

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
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

Notes to September 30, 2007 Financial Statements

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