Form 10KSB
period 2007-12-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2008-04-15
CIK 923771

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934,

For The Fiscal Year Ended December 31, 2007

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

Registrant's revenues for its most recent year ended December 31, 2007 were $30,484,054.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 31, 2008 was $8,518,812 based on the closing bid price of $0.01 per share as reported on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") operated by the National
Association of Securities Dealers, Inc.

As of March 31, 2008, the registrant had 981,479,282 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]o No [X]

Forward Looking Statements

All statements, other than statements of historical fact included in this Annual Report on Form 10-KSB (herein, "Annual Report") regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "could", "believe", "anticipate", "intend", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-
looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the "Risk Factors" and "Management's
Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Unless the context otherwise requires, references in this Annual Report to "UPDA", "registrant", "issuer", "we", "us", "our", "the Company" or "ours"
refer to Universal Property Development and Acquisition Corporation.

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

Page
Part I