Form 10KSB/A
period 2007-12-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2008-04-21
CIK 923771

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._

Registrant's revenues for its most recent year ended December 31, 2007 were $30,815,186.

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

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

Page
Part I