Form 10-Q
period 2008-03-31
UNIVERSAL PROPERTY DEVELOPMENT & ACQUISITION CORP
filed 2008-05-20
CIK 923771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes ⌧   No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.
See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer _	Accelerated filer _

Non-accelerated filer __	Smaller reporting company X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  □ No ⌧

As of May 1, 2008, the number of shares of common stock, $0.001 par value, outstanding was 101,762,928.

Transitional Small Business Disclosure Format (check one): Yes □  No ⌧

UNIVERSAL PROPERTY DEVELOPMENT AND ACQUISITION CORPORATION
(FORMERLY KNOWN AS PROCORE GROUP, INC.)

FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2008

TABLE OF CONTENTS

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets

	March 31, 2008	December 31, 2007

ASSETS-PLEDGED
Current Assets:
Cash, including certificates of deposit of $1,391,079 and $29,064,respectively	$ 2,333,229	$ 1,848,420
Restricted cash	284,211	268,838
Accounts receivable - oil, gas and condensate sales,net of allowance for doubtful accounts of - 67,848 and 60,387	6,803,966	4,932,264
Overadvanced royalties due from oil and gas lease property owners	7,983	20,295
Inventory	733,878	733,977
Prepaid expenses and other current assets	312,801	356,659
Total current assets	10,476,068	8,160,453

Property, Plant and Equipment:
Oil and gas properties, using full cost accounting
Subject to amortization	1,850,067	2,537,523
Not subject to amortization	600,766	628,175
Gross oil and gas properties	2,450,833	3,165,698
Accumulated depletion	(1,175,239)	(1,047,431)
Net oil and gas properties	1,275,594	2,118,267
Oil field equipment, pipeline and storage facility, and other fixed assets, at cost, net
of accumulated depreciation of $5,358,388 and $5,110,044, respectively	9,573,735	8,955,762
Property and equipment, net	10,849,329	11,074,029

Other Assets:
Secuirty deposits	38,287	38,001
Goodwill	3,281,490	3,281,490
Surety bonds	48,400	48,400
Total Other assets	3,368,177	3,367,891

TOTAL ASSETS	$ 24,693,574	$ 22,602,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash Overdraft	$ 43,938	$ 162,052
Accounts payable and accrued expenses	11,734,976	8,281,608
Due to royalty holders	94,181	47,244
Notes payable
Secured Sheriden Asset Management Company acquisition related term loans	6,790,419	5,079,193
Others
Third parties, including a bank loan for $1,335,000 in 2007	2,511,139	1,297,069
Related parties, including convertible debt of $226,228 and $220,793	1,071,291	964,859
Advances received from Parent entity officer/shareholder	1,247,500	-
Due to USPX	6,054	6,054
Income taxes payable	146,849	155,990
State oil taxes payable	258,541	164,435
Total current liabilities	23,904,888	16,158,504

Long-Term Liabilities
Notes payable
Secured Sheriden Asset Management Company acquisition related term and revolving loans	3,187,631	4,471,293
Third parties	72,375	80,301
Asset Retirement Obligation	1,176,185	1,144,408
Total liabilities	28,341,079	21,854,506

Minority interests
40% minority interest in Canyon Creek Oil & Gas, Inc. subsidiary	-	-
25% minority interest in Texas Energy, Inc. subsidiary	-	-
30% minority interest in West Oil & Gas, Inc. subsidiary	-	-
20% minority interest in Ambient Wells Services subsidiary	-	-
10% minority interest in Catlin Oil & Gas subsidiary	-	-
17% minority interest in Continental Fuels Inc. subsidiary	236,714	448,474
23% minority interest in Heartland Oil & Gas subsidiary	-	-
25% minority interest in Agencia Fiduciaria Aequitas N.V. (Continental A.V.V.) subsidiary	849	849
Total Minority Interest	237,563	449,323

STOCKHOLDERS’ EQUITY

Common stock, 2,000,000,000 shares $.001 par value authorized, 981,479,282
and 855,479,282 shares issued/"to be issued" and outstanding, respectively	981,479	855,479
Convertible preferred stock, 500,000,000 shares $.001 par value authorized, 235,378 and 235,378 shares issued and outstanding,
respectively	236	236
Series A convertible preferred stock, 200,000 shares $10.00 par value authorized, 200,000 shares issued and outstanding,
respectively	2,000,000	2,000,000
Series B convertible preferred stock, 15,158 shares $1,000.00 par value
authorized, 8,858 and 15,158 shares issued and outstanding, respectively	8,858,000	15,158,000
Additional paid-in capital	327,686,495	321,512,495
Accumulated deficit	(343,411,278)	(339,227,666)
Total stockholders’ equity	(3,885,068)	298,544
Total liabilities and stockholders’ equity	$ 24,693,574	$ 22,602,373

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	March 31, 2008	March 31, 2007

Natural gas and oil sales	$ 588,932	$ 195,084
Petroleum products sales	14,574,696	1,112,825
Operating fees and other revenue	25,292	-
Total revenue	15,188,920	1,307,909

Costs and operating expenses:
Lease operating expenses	1,112,032	210,652
Cost of petroleum products sales	13,478,496	1,119,001
Accretion expenses	11,003	-
Depletion expense	184,266	45,428
	14,785,797	1,375,081
Consulting fees and services, including $0 and $236,607
for three months ended March 31, 2008 and March 31, 2007
incurred via issuance of common shares	105,455	606,767
Payroll and related benefits	1,335,531	493,246
General and administrative	1,524,824	569,152
Depreciation expense	270,844	57,965
Total costs and operating expenses	18,022,451	3,102,211

Operating loss	(2,833,531)	(1,794,302)

Other income (expenses):
Interest expense	(556,436)	(5,283)
Interest income	28,581	3,339
Amortization of deferred loan costs
Loan origination fees incurred to Sheridan and legal and other costs to others	(213,669)	-
Sheridan original issue discount on Heartland acquisition	(227,188)	-
Warrants to purchase common stock issued to Sheridan on Heartland acquisition	(557,541)	-
Gain on sales of equity interest in Canyon Creek, Catlin and Texas
Energy Pipeline subisidiaries	-	940,000
Gain on sales of oil and gas leases	27,200	-
Loss on disposal of fixed assets	(19,014)	-
Provision for doubtful account	(16,400)	-
Other	(27,374)	-
Total other income (expenses)	(1,561,841)	938,056

Loss before provision for income taxes	(4,395,372)	(856,246)
Provision for income taxes (current)	-	200
Net loss before minority interest	(4,395,372)	(856,446)
Add, 40% minority interest in net (loss) income of Canyon Creek Oil & Gas,
Inc. subsidiary	-	(102,698)
Add, 25% minority interest in net (loss) of Texas Energy Inc. subsidiary	-	-
Add, 30% minority interest in net (loss) of West Oil & Gas, Inc. subsidiary	-	(1,425)
Add, 20% minority interest in net (loss) of Ambient Wells Services	-	(212)
Add, 10% minority interest in net (loss) of Catlin Oil & Gas, Inc. subsidiary	-	(25,230)
Add, 17% and 0% minority interest in net (loss) of Continental Fuels	(211,760)	-
Add, 23% and 0% minority interest in net (loss) of Heartland Oil & Gas	-	-
Add, 25% minority interest in net loss of Agencia Fiduciaria Aequitas N.V. (Continental A.V.V.) subsidiary	-	-
Minority Interest	(211,760)	(129,565)

Net loss after minority interest	$ (4,183,612)	$ (726,881)

Basic and diluted net loss per weighted-average shares common stock
outstanding	$ -	$ -

Diluted loss attributable to common stockholders per weighted average shares
outstanding (adjusted for 100:1 reverse split)	$ -	$ -

Weighted-average number of shares of common stock outstanding	913,748,513	430,341,036

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders’ Equity (Deficit) For the three months ended March 31, 2008

	(shares)	(shares)
	Common	Preferred	Common	Preferred		Accumulated
	Stock	Stock	Stock	Stock	APIC	Deficit	Total

Balance at December 31, 2006	368,263,108	342,425	$ 368,263	$ 7,213,237	$ 214,740,065	$ (219,495,888)	$ 2,825,677
Preferred shares converted to common	287,246,000	(6,854)	287,246	(6,020,001)	5,732,754	-	(1)
Preferred shares sold for cash	-	3,465	-	3,465,000	-	-	3,465,000
UPDA’s Class B Preferred stock issued in exchange for Continental’s common stock held by Karen Sandhu	-	10,000	-	10,000,000	(10,000,000)	-	-
UPDA’s Class A Preferred stock issued to officer of the company in exchange for conversion of debt		100,000		1,000,000			1,000,000
UPDA’s Class B Preferred stock issued to officer of the company in exchange for conversion of debt		1,500		1,500,000	100,000		1,600,000
Common stock issued for services, net of accounts payable balance of $208,698	26,219,333	-	26,219	-	1,303,286	-	1,329,505
Common stock issued to officers and employees,net of loan of $1,000,000 applied	128,166,666	-	128,167	-	6,280,167	-	6,408,334
Continental’s officer stock based compensation expense for shares vested immediately					3,213,908		3,213,908
Common stock issued for purchase of Heartland’s debt	26,260,504	-	26,260	-	1,549,370	-	1,575,630
Common stock issued for acquisition of Palo Pinto	19,323,671	-	19,324	-	780,676	-	800,000
Warrants to purchase Common Stock of UPDA issued to Sheridan on Heartland acquisition	-	-	-	-	1,340,629	-	1,340,629
Warrants to purchase Common Stock of Continental issued to Sheridan on Continental’s acquisition of Geer	-	-	-	-	2,675,941	-	2,675,941
Unilateral reduction in purchase price for Continental acquisition	-	-	-	-	740,000	-	740,000
Deferred gain on sale of UPDA Texas Trading and US Petroleum Depot to Continental by UPDA as parent entity the realization of which is contingent on future profitability of Continental	-	-	-	-	-	(2,736,541)	(2,736,541)
Excess of Heartland convertible debt acquired by UPDA over consideration paid by UPDA	-	-	-	-	1,680,370	-	1,680,370
Continental subsidiary acquisition related debt conversion coincident to UPDA acquisition	-	-	-	-	91,375,329	-	91,375,329
Net Loss for the year						(116,995,237)	(116,995,237)
Balance at December 31, 2007	855,479,282	450,536	$ 855,479	$ 17,158,236	$ 321,512,495	$ (339,227,666)	$ 298,544

Preferred B shares converted to common stock	126,000,000	(6,300)	126,000	(6,300,000)	6,174,000	-	-
Net Loss						(4,183,612)	(4,183,612)
Balance at March 31, 2008	981,479,282	444,236	$ 981,479	$ 10,858,236	$ 327,686,495	$ (343,411,278)	$ (3,885,068)

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended 3/31/08	Ended 3/31/07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,183,612)	$ (726,881)
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest (loss) income	(211,760)	(129,564)
Provision for doubtfuls	16,400	-
Amortization of deferred loan costs
Loan origination fees incurred to Sheridan and legal and other costs to others	213,669	-
Sheridan original issue discount on Heartland acquisition	227,188	-
Warrants to purchase common stock issued to Sheridan	557,541	-
Exploration expense, expired leases	429,806	-
Asset retirement oligation	11,003	-
Depreciation, depletion and accretion expense	455,110	103,393
Consulting fee and services incurred through issuance of company
equity shares or options to acquire such shares	-	236,607
Gain on sales of oil and gas leases	(27,200)	-
Loss on disposal of fixed assets	19,014	-
Gain on sales of equity interest in Canyon Creek, Catlin and Texas Energy
Pipeline subisidiaries	-	(940,000)
Interest earned on restricted cash	(15,373)	(3,339)
Changes in operating assets and liabilities:
Increase in accounts receivable - oil, gas and condensate sales	(1,888,103)	(1,182,902)
Increase (decrease) in over advanced royalties due from oil and gas lease
property owners	12,312	(14,865)
Decrease (increase) in inventory	99	(168,358)
Increase in prepaid expenses and other current assets	43,858	96,134
(Increase) decrease in security deposits	(286)	6,478
Increase in accounts payable & accrued expenses	3,453,368	342,161
(Decrease) increase in income taxes payable	(9,140)	200
Increase in state oil taxes payable	94,106	-
Increase in due to royalty holders	46,937	38,102
NET CASH USED IN OPERATING ACTIVITIES	(755,063)	(2,342,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to Heartland Oil & Gas Corp. toward subsequent majority investment	-	(80,000)
Payments of capitalized oil and gas properties work-over costs	(32,315)	(187,252)
Purchases of oil field equipment and other equipment	(626,141)	(116,825)
Acquisition of oil storage facility	-	(1,089,280)
Expenses paid on behalf of Continental Fuels, Inc.	-	(1,899)
Proceeds from sales of oil and gas leases	27,200	-
NET CASH USED IN INVESTING ACTIVITIES	(631,256)	(1,475,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in cash overdraft	(118,114)
Repayment of Sheridan loan	(570,834)	-
Proceeds of notes and loans payable, related parties	106,432	-
Payment of notes and loans payable, third parties	(7,926)	-
Borrowings from a bank	1,214,070	-
Proceeds of loans from parent entity/company officer/shareholder	1,247,500	-
Net increase in notes payable	-	185,000
Advances received under secured line of credit	-	1,000,000
Proceeds from sale of Class B convertible preferred stock	-	3,365,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,871,128	4,550,000

NET INCREASE IN CASH	$ 484,809	$ 731,910
Cash, beginning of period	1,848,420	12,439
Cash, END OF PERIOD	$ 2,333,229	$ 744,349

Cash paid during the period for:
Income taxes	-	200

Interest expense	229,560	-

See accompanying notes to financial statements.

UNIVERSAL PROPERTY DEVELOPMENT ACQUISITION CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements March 31, 2008

NOTE 1 - BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals)
necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three months periods ended March 31, 2008 and 2007, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of
America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB for the year ended
December 31, 2007 filed on April 15, 2008.

Going Concern

The Company has incurred recurring operating losses since its inception, and as of March 31, 2008 had an accumulated deficit of approximately
$343,411,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2008 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan.
Management of the Company is currently in the process of trying to secure additional capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Universal Property Development And Acquisition Corporation

Universal Property Development and Acquisition Corporation (“UPDA” or “the Company”) was incorporated in the State of California in 1982 under the name Tahoe Lake Concession. In August 1983 the name was changed to BAOA, Inc., in November 2000 the name was changed to Call
Solutions, Inc., and in November 2003 the name was changed to Procore Group, Inc. In June 2005, our Board of Directors authorized and approved the upstream merger of our wholly owned subsidiary, Universal Property Development and Acquisition Corporation, which had no operations, with and into UPDA (the “Upstream Merger”). The Upstream Merger became effective on June 17, 2005 and our common stock trades on the OTC
Bulletin Board under the trading symbol “UPDV.OB”.

The Company is engaged in the oil and natural gas acquisition, exploration, production, development, storage, and distribution industry. UPDA has operations in the States of Texas and Kansas.

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

As further discussed in Note 5, on April 20, 2007 Heartland completed a Stock Sale in which Heartland sold 5,063,176 shares of their common stock to UPDA resulting in UPDA owning 52% of the issued and outstanding common stock of Heartland at that date. The Stock Sale constituted a change of control transaction for Heartland as UPDA now owns a majority of their outstanding voting securities. At March 31, 2008, UPDA owns 77% of the issued and outstanding voting capital stock of Heartland. Heartland’s results are consolidated in the financials statements of the Company from
April 21, 2007 to date.

Continental Fuels, Inc.

As further discussed in Note 6, on April 23, 2007, the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among Continental Fuels, Inc. and the Company (the "SPA"). Pursuant to the SPA, Continental acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the
"Subsidiary Shares"), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. Pursuant to the SPA, UPDA received 50,000 shares of Continental’s Series A Convertible Preferred Stock. Since the Preferred Stock was convertible into 500,000,000 shares of Continental common stock, and the Preferred Stock votes on an "as converted" basis, UPDA had the power to vote approximately 77% of the voting capital stock of Continental at the date of acquisition, April 23, 2007. At March 31, 2008, UPDA owned approximately 83% of the issued and outstanding voting capital stock of Continental. Continental’s results are consolidated in the financial statements of the Company from April 24, 2007 to date.

On August 1, 2007, 18,169,545 shares of Continental’s common stock were issued as a distribution directly to UPDA shareholders of record on July
11, 2007. UPDA converted 2,000 shares of its Continental Series A Convertible Preferred Stock into 20,000,000 shares of Continental $.001 par value common stock on August 1, 2007 (the "Conversion") in order to provide the shares needed for this distribution. UPDA distributed one share of such Continental common stock for every 50 shares of UPDA common stock held on July 11, 2007 (the "Distribution"). After the Conversion, the
Distribution, and the unrelated retirement of 100,000,000 shares of Continental common stock, UPDA owned approximately 83% of Continental’s voting capital stock as of March 31, 2008.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the three months ended March 31, 2008 include the financial position and operating activities of UPDA and its then 100% owned subsidiaries UPDA-Operators (“UPDA-OI” or “UPDA-O”) and Aztec Wells Services, Inc. (“Aztec”), its 90% owned subsidiaries Catlin Oil & Gas (“Catlin”), its 60% owned subsidiary Canyon Creek Oil and Gas, Inc. (“Canyon Creek” or “Canyon”), its 83% owned subsidiary Continental Fuels, Inc. (“Continental” or “CFUL”) and 77% owned subsidiary Heartland Oil and Gas Corp. (“Heartland”). The Company
has an additional joint venture, Winrock Energy Inc. (“Winrock”), which was inactive as of March 31, 2008. All inter-company balances have been eliminated in consolidation.

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

SEGMENT INFORMATION

The Company operates in two segments; the petroleum products storage, resale and transportation segment and the oil and gas property acquisition, development and production segment. Continental is in the petroleum products storage, resale and transportation segment for UPDA. Continental owns and operates UPDA’s port facilities, as well as the blending and distribution businesses. UPDA and the remainder of its subsidiaries represent the oil and gas property acquisition, development and production segment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial statement instruments including cash, accounts receivable, accounts and accrued expenses payable, the carrying amounts approximated fair value because of their short maturity.

DEPRECIATION

Depreciation on fixed assets is provided for by the straight-line method over the estimated useful lives ranging from three to thirty-five years.

FOREIGN CURRENCY TRANSLATION

The Company’s functional currency is the U.S. dollar. In those instances where UPDA has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation.
Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income.
The Company’s primary foreign currency transactions are in Canadian dollars. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during the three months ended March 31, 2008 and 2007.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 403,270,000 and 336,926,000 of common shares as of March 31, 2008 and March 31, 2007 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

MAJOR CUSTOMERS

UPDA

For the three months ended March 31, 2008, one purchaser, was responsible for generating approximately 100% of our total oil sales, and two purchasers were responsible for generating approximately 99% of our natural gas sales and one purchaser was responsible for generating approximately 100% of our petroleum products sales.

Heartland

For the three months ended March 31, 2008, one purchaser was responsible for purchasing 100% of Heartland’s natural gas sales.

Continental

For the three months ended March 31, 2008, Continental had two major customers representing approximately 100% of total revenues.

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

OIL AND GAS PROPERTIES

We utilize the full cost method to account for our oil and gas property. Accordingly, we capitalize all cost associated with acquisition, exploration and development of oil and gas reserves, including such cost as leasehold acquisition cost, capitalized interest cost relating to unproved property, geological expenditures, tangible and intangible development cost including direct internal cost to the full cost pool.

We have depleted the capitalized cost, including estimated future cost to develop the reserves and estimated abandonment cost, net of salvage, on the units-of-production method using estimates of proved reserves. We do not amortize cost of unproved property and major development projects including capitalized interest, if any, until the property begins to produce. If we determine the future exploration of unproved property to be uneconomical, we add the amount of such property to the capitalized cost to be amortized.

We apply a ceiling test to the capitalized cost in the full cost pool, in accordance with the provisions of SEC Regulation S-X, Rule 4-10 (c) (4),
Limitation on capitalized costs. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, we compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus
(C) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproved property, we exclude from capitalized cost subject to depletion all cost directly associated with the acquisition and evaluation of unproved property until we determine whether or not proved reserves can be assigned to the property. Until we make such a determination, we assess the property at least annually to ascertain whether impairment has occurred, in accordance with FASB Statement 144, Accounting for Impairment of
Long-Lived Assets. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, geographic and geologic data, and market values of comparable unproved property being bought and sold by other parties. We recognize an impairment loss only if the carrying amount of an unproved property is not recoverable from its undiscounted cash flow. We measure an impairment loss as the difference between the carrying amount and the fair value of the asset. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

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

  the quality and quantity of available date;
  the interpretation of that data;
  the accuracy of various mandated economic assumptions; and
  the judgments of the persons preparing the estimates.

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

We account for sales of proved and unproved property as adjustments of capitalized cost with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized cost and proved reserves of oil and gas, in which case we record the gain or loss in the operations statement.

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

Depletion expense for the three months ended March 31, 2008 and 2007, was $184,266 and $45,428 respectively, based on depletion at the rate of
$12.93 and $11.07 per barrel-of-oil-equivalent, respectively.

The capitalized cost included in the full cost pool is subject to a “ceiling test”, which limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. The ceiling test calculation is dependent on the estimates used in the calculation of our proved reserves. As of March 31, 2008 and December 31, 2007, a portion of our oil and gas property was unproved and was excluded from amortization.

Long-Lived Assets

In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed, such as other properties and equipment, on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. The Company measures impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value.

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

INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income
Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN
48.

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

Financial Instruments and Concentration of Credit Risk

The Company carries substantially all of their assets and liabilities at fair value or contracted amounts that approximate fair value. The Company makes estimates of fair value at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value are primarily cash and other assets, which are carried at contracted amounts that approximate fair value. Liabilities are recorded at contracted amounts that approximate fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of
$100,000. To date, the Company has not incurred a loss relating to this concentration of credit risk.

Deferred Debt Costs

In April 2007, the Company incurred deferred debt costs in conjunction with $3,635,000 of debt (1 st Sheridan Loan) incurred to complete the
Heartland subsidiary acquisition. The deferred debt costs of $2,610,695 are being accreted/amortized as an expense over the life of loan which matures on April 8, 2008.

In August 2007, the Company incurred deferred debt costs in conjunction with $3,250,000 (2 nd Sheridan Loan) of debt incurred to complete the Palo
Pinto acquisition. The deferred debt costs of $512,830 are being amortized as an expense over the life of loan which matures on August 16, 2010.

In December 2007, Continental incurred deferred debt costs in conjunction with $7,707,261 of debt to Sheridan, consisting of a secured Long-Term
Loan of $5,500,000 (3rd Sheridan Loan) to complete the Geer Tank Trucks, Inc. acquisition (See Note 18(C)), and a Revolving Loan of
$2,207,261(4th Sheridan Loan). Both loans are discussed in detail in Note 17. The deferred debt costs of $3,645,711 are being accreted/amortized as an expense over the life of the loans which mature on December 11, 2010.

Below is a summary of these costs, which were incurred in conjunction with loans, made by Sheridan Asset Management under these loan agreements, as follows:

	Related	Related	Related	Related
	to 1st	to 2nd	to 3rd	to 4th
	Sheridan	Sheridan	Sheridan	Sheridan
	Loan	Loan	Loan	Loan	Total
Original Issue Discount deducted from the face value of the note payable	$908,750	-	-	-	908,750

Fair value of Warrants to purchase Common Stock of UPDA granted to Sheridan as inducement to make loan to UPDA for Heartland acquisition	1,340,629	-	-	-	1,340,629

Fair value of Warrants to purchase Common Stock of Continental granted to Sheridan as inducement to make loan to UPDA for Geer Tank Trucks Inc. acquisition		-	1,731,492	944,449	2,675,941

Loan origination fees incurred to Sheridan and legal costs and investment banking fees incurred to others to facilitate the loan	361,316	512,830	627,499	342,271	1,843,916

Total deferred debt costs	$2,610,695	512,830	2,358,991	1,286,720	6,769,236
Less, accreted/amortized since inception of loan	2,610,695	106,839	239,044	130,388	3,086,966
Total	$-	405,991	2,119,947	1,156,332	3,682,270

(A) Sheridan received warrants that are immediately exercisable to purchase 22,343,821 shares of the Company’s Common Stock at a purchase price of $.06 per share expiring on April 6, 2011. As of March 31, 2008, none of these warrants had been exercised.

(B) Sheridan received warrants that are immediately exercisable to purchase 8,500,000 shares of the Company’s Common Stock at a purchase price of $.2465 per share expiring on December 11, 2013. As of March 31, 2008, none of these warrants had been exercised.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing
Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement standardizes the definition of fair value, establishes a framework for measuring in generally accepted accounting principles and sets forth the disclosures about fair value measurements. SFAS No. 157 is effective for the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

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

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.
51”.  SFAS No.160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No.160 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), “Business Combinations,” (“FASB
141R”). This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB 141R is effective for fiscal years beginning after December 15, 2008.

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company’s overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing
Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB
Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for
Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in
Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the
FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company
Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting
Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

“Oil and Gas Property” assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled approximately $672,000 on March 31, 2008. Revenues already earned from October 2005 to March 2008 totaled approximately $613,000. See Note
19 for a detailed discussion of the litigation between the Company and USPX relating to the Canyon Creek joint venture.

NOTE 4 - ACQUISITION OF US PETROLEUM DEPOT

On April 20, 2006, the Company made a deposit of $50,000 under the terms of a letter of intent to purchase the US Petroleum Depot, an oil storage facility in Brownsville, Texas for a total of $1,000,000. In March 2007 US Petroleum completed the purchase of the oil storage facility. On April 23,
2007, U.S. Petroleum and the oil storage facility asset has been transferred to Continental Fuel, Inc. (“Continental”) in conjunction with a pending business combination resulting from UPDA’s investment in Continental.

NOTE 5 - INVESTMENT IN HEARTLAND OIL & GAS CORP

Pursuant to the terms of a Stock Purchase Agreement dated April 19, 2007, by and between Heartland and UPDA, UPDA agreed to purchase a total of 5,063,176 shares (the "Shares") of Heartland’s common stock in a private transaction with UPDA for an aggregate purchase price of $1,000,000 in cash (the "Stock Sale"). The Stock Sale closed on April 20, 2007 (the "Closing Date"), through the payment by UPDA of the aggregate purchase price and the transfer of the Shares by Heartland to UPDA.

As of April 10, 2007, and prior to the closing of the Stock Sale, Heartland had 4,673,701 shares of common stock issued and outstanding. As a result of the closing of the Stock Sale on April 20, 2007, UPDA owned 5,063,176 of the 9,736,878 shares of Heartland common stock that were outstanding after such closing. Therefore, as of April 20, 2007, UPDA owned 52% of Heartland’s issued and outstanding common stock.

The Stock Sale constitutes a change of control transaction for Heartland as UPDA now owns a majority of its outstanding voting securities.
Therefore, UPDA has the voting power to pass actions requiring shareholder approval and has the voting power to control the election of directors to
Heartland’s board of directors.

On April 20, 2007, UPDA also closed a note purchase transaction (the "Note Purchase") pursuant to the terms and conditions of a Note Purchase
Agreement, dated April 19, 2007, between UPDA as the buyer and SDS Capital Group SPC, Ltd. ("SDS") and Baystar Capital II, L.P. ("Baystar"), as
holders’ of these notes previously issued by Heartland (together the "Sellers"). Through the Note Purchase transaction, UPDA purchased $4,756,000 in face amount of Heartland’s outstanding Convertible Senior Secured Promissory Notes (the "Notes") for an aggregate purchase price of $1,500,000 in cash and 26,260,504 restricted shares of the common stock of UPDA.

The Notes did not pay interest but were convertible into shares of Heartland’s common stock based on a conversion price of $0.04 per share. Under the terms of this conversion provision, the Notes acquired by UPDA were convertible into 118,900,000 shares of Heartland’s common stock. In the event of a full conversion of the Notes to shares of Heartland’s common stock, UPDA would hold an aggregate of 123,963,176 shares of Heartland’s common stock.

As a condition to the closing of the Note Purchase, and in exchange for UPDA’s agreement to extend the maturity date of the Notes from April 16,
2007 to March 31, 2008, Heartland executed consents to the transfer of the Notes to UPDA and the assignment by the Sellers of their security interests under an existing security agreement covering the Notes to UPDA.

On January 31, 2007 Heartland borrowed $185,000 on non-interest bearing notes, of which $127,500 was received from SDS and $57,500 was received from Baystar. $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to SDS. The maturity date of the new notes was March 28, 2007; however on March 27, 2007 both lenders extended the notes to April 4, 2007. On April 4, 2007 the notes were again extended to April 16, 2007. Pursuant to the terms of the Stock Sale, on April 19, 2007 these notes were assigned to UPDA and were incorporated into the $4,756,000 in face amount of Notes described above.

On April 20, 2007, Five Star Partners, LLC ("Five Star") also closed a note purchase transaction pursuant to the terms and conditions of a Note
Purchase Agreement, dated April 19, 2007, between it as the buyer and SDS and Baystar (together the "Sellers") whereby it purchased $1,729,000 in face amount of Heartland’s outstanding Convertible Senior Secured Promissory Notes for an aggregate purchase price of 21,008,404 restricted shares of the common stock of UPDA.

The Note did not pay interest but was convertible into shares of Heartland’s common stock based on a conversion price of $0.04 per share. Under the terms of this conversion provision, the Note acquired by Five Star was convertible into 43,225,000 shares of Heartland’s common stock. Subsequent to Five Star’s acquisition of the Note, Heartland implemented a 1 for 10 reverse split of its common stock effective July 25, 2007

As a condition to the closing of the Note Purchase, and in exchange for Five Star’s agreement to extend the maturity date of the Note from April 16,
2007 to March 31, 2008, Heartland executed consents to the transfer of the Note to Five Star and the assignment by the Sellers of their security interests under an existing security agreement covering the Note to Five Star.

On July 31, 2007, Heartland and Five Star agreed to amend the terms of Five Star’s Notes. Pursuant to the terms and conditions agreed to by the parties, Heartland agreed to allow for the conversion of the Notes into shares of Heartland’s common stock at their stated rate of $0.04 per common share. As a condition to this agreement, Five Star agreed to not hold at any time more than 9.9% of the outstanding voting capital common stock of
Heartland. Five Star further agreed that it could not thereafter demand payment of the principal amount of the Notes in cash. Furthermore, Five Star agreed to invest a minimum of $2,500,000 in Heartland through the acquisition of additional shares of Heartland’s common stock from Heartland at prices equal to the closing price of Heartland’s common stock on the day prior to purchase, or $.85 per share, whichever amount is greater. Five Star agreed to convert the Notes and invest $2,500,000 in additional shares of Heartland’s common stock in exchange for being able to convert the Notes into 43,225,000 Heartland Common shares. This was because the language of the notes were questionable with regards to the conversion rate that was to be used in determining the total shares that were to be converted due to the 10:1 July 25, 2007 reverse split, and this was what was negotiated and agreed to by both parties (43,225,000 shares versus a reverse split adjusted 4,322,500 shares). Five Star has not as yet invested any of the
$2,500,000 it is required to invest per the amended terms of the note.

On September 26, 2007, Heartland and the Company agreed to revise the terms of the Notes held by the Company. Pursuant to the revised terms, the
Company agreed to convert the entire $4,756,000 face amount of the Notes held by us into 4,756,000 shares of Heartland’s newly created Series B
Convertible Preferred stock.

This transaction is recordable as a conversion of a debt instrument into an equity instrument in accordance with EITF No.06-6, entitled "Debtor’s
Accounting for a Modification (or Exchange) of Convertible Debt Instruments". The difference in shares received as consideration versus the pre-
split share amounts (for Five Star of 43,225,000 shares versus 4,322,500 shares, and for UPDA of 118,900,000 versus 11,890,000 shares of common stock, assuming full conversion of preferred shares) multiplied by the July 25, 2007 post-split value of $1.40 per share amounts to $204,277,500
(Five Star of $54,463,500; and UPDA of $148,814,000). Under EITF 06-6 this amount would normally be required to be recorded in Heartland’s
Financial Statements as a charge in the Statement of Operations as interest expense, with a corresponding credit to additional paid-in capital.

However, EITF No. 98-5, entitled "Accounting for Convertible Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion
Ratios," further limits the amount to be recorded to the consideration received by Heartland. Five Star purchased the $1,729,000 convertible notes owed by Heartland directly from SDS and Bay Star. Heartland received no fresh cash proceeds from the transfer of these Heartland convertible notes payable from SDS and Bay Star to Five Star. Heartland received no other fresh cash proceeds from the transfer of Heartland convertible notes payable from SDS and Bay Star to UPDA.

Accordingly, since Heartland received no fresh proceeds from either Five Star or UPDA from the transfer of the convertible notes to theses entities,
Heartland has no amounts to be recorded for interest expense and a corresponding credit to additional paid-in capital related to these transactions.

During the third quarter of 2007, Five Star presented all of the $1,729,000 in face amount of Notes held by them to Heartland for their ongoing conversion into an aggregate 43,225,000 shares of Heartland’s common stock. During the quarter ended March 31, 2008, Five Star converted a portion of the unconverted Notes into an additional 12,500,000 shares of Heartland’s common stock. Pursuant to the terms of the conversion agreement, Heartland has issued an aggregate of 31,525,000 shares of its common stock to Five Star as of March 31, 2008 as a result of Note conversions. Heartland will issue the remaining 11,700,000 shares of its common stock to be issued on Note conversions in the future. The shares of common stock issued to Five Star are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities
Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to Five Star are subject to Rule 144 under the
Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. However, the outstanding Notes of
Heartland converted by Five Star have been fully paid and outstanding for a period in excess of two years from the date of their issuance by
Heartland. No additional consideration is payable upon the conversion of the Notes to shares of Heartland’s common stock.

Since Heartland is consolidated into the financials statements of UPDA as a subsidiary, the $4,756,000 of investment in Heartland’s preferred stock on UPDA’s financial statements and Series B Convertible Preferred Stock on Heartland’s financial statements are eliminated in consolidation.

UPDA Relationship To Former and Current Convertible Debt Holders Of Heartland

During April 2007, UPDA issued 26,260,504 shares of its common stock to SDS and BayStar in connection with the Note Purchase transaction.

Pursuant to the terms and conditions of the Note Purchase transaction whereby UPDA and Five Star acquired the Notes, Heartland approved the issuance of an aggregate of 542,800 shares of its common stock to SDS and Baystar as part of the consideration in that transaction. Therefore, on
July 27, 2007, Heartland issued 373,446 shares of common stock to SDS and 169,354 shares to Baystar. Heartland incurred a non cash charge of
$895,620, based on the trading price of its Common Stock on the date of issuance, for facilitation fees incurred to these former convertible debt holders coincident to change in Company’s control, 52% ownership by UPDA.

The shares of common stock issued to SDS and Baystar are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act and Rule 506 of
Regulation D there under and the Registrant affixed appropriate legends to the stock certificates so issued. The shares issued to SDS and Baystar are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. No general solicitations were made in connection with the transaction, and prior to making any offer or sale, the Registrant had reasonable grounds to believe and believed that SDS and Baystar were capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.

At March 31, 2008, Five Star holds 165 shares of Series B Convertible Preferred Stock of UPDA convertible to approximately 3,300,000 shares of
UPDA common stock.

Readers of the Company’s current consolidated financial statements herein should consult the most recent Heartland Form 10QSB or 10KSB on file with the SEC for a better understanding of Heartland’s current financial status.

NOTE 6 - INVESTMENT IN CONTINENTAL FUELS, INC.

On April 23, 2007, ("the Effective Date"), the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated
April 20, 2007, by and among Continental and the Company (the "SPA"). Pursuant to the SPA, Continental acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprises, Inc. f/k/a UPDA Texas Trading (the "Subsidiary Shares"), two
private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration received by UPDA for the Subsidiary Shares consisted of
$2,500,000 in cash, receivable within 30 days of the Effective Date, and 50,000 shares of Continental’s Series A Convertible Preferred Stock valued at $5,000,000 (the "Preferred Stock"). The Preferred Stock was convertible into 500,000,000 shares of Continental common stock and UPDA had the right to vote the shares of Preferred Stock on an "as converted" basis in any matters for which the holders of the common stock are entitled to vote.
On the Effective Date, Continental completed the issuance of the 50,000 shares of Series A Convertible Preferred Stock to UPDA (the "Issuance").
The 50,000 shares of Preferred Stock issued in the Issuance were valued at $5,000,000 under the terms of the SPA. On the Effective Date,
Continental had 149,815,833 shares of common stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an "as converted" basis, UPDA had the power to vote 500,000,000 shares of Continental common stock. Therefore, on the effective date UPDA had the power to control the vote of approximately 77% of the common stock of Continental.

On April 18, 2007, Continental’s board of directors appointed Kamal Abdallah and Christopher J. McCauley to fill vacant seats on the Board of
Directors effective April 23, 2007.

Subsequent to the closing of the SPA transaction, Continental and UPDA mutually agreed to extend the due date for the payment of the $2,500,000 cash portion of the consideration described above. In connection with the agreement to extend the due date, Continental paid $150,000 in cash to
UPDA and executed a promissory note payable that was due to be paid on June 18, 2007 to UPDA for $2,350,000. The note is now due and payable on demand and bears an interest rate of 5%. As of March 31, 2008, $1,440,000, plus interest, is due to be paid to UPDA.

Continental serves as the the petroleum products storage, resale and transportation segment for UPDA. Continental owns and operates UPDA’s port facilities, as well as the resale and distribution businesses. The management of Continental, in executing its business plan, has reorganized operations, increased petroleum products trading and developed additional supply contacts and further customers. In addition Continental is pursuing the acquisition of oil and gas marketing companies and other operations consistent with its goals.

On August 13, 2007, UPDA acquired 100,000,000 shares of Continental’s common stock in a private transaction with Karen Sandhu in exchange for
10,000 shares of UPDA’s $1,000.00 Par Value Class B Convertible Preferred Stock having an aggregate value at par of $10,000,000. This transaction brought Ms. Sandhu’s ownership down from 141,000,000 Continental common shares to 41,000,000 Continental common shares as of
December 31, 2007. On August 13, 2007, UPDA returned the 100,000,000 acquired shares to Continental and those shares were cancelled by
Continental.

The UPDA Class B Convertible Preferred Stock received by Karen Sandhu had a fair value based on the underlying UPDA Common Stock trade price of $.04 on August 13, 2007 of $8,000,000, assuming this Preferred Stock was converted. Based upon the Common Stock of UPDA outstanding at September 30, 2007, Karen Sandhu would have held approximately 200,000,000 of UPDA’s Common Stock if the 10,000 B Convertible Preferred
Shares were converted by her. If the Preferred Stock had been converted to UPDA Common Stock as of December 31, 2007 she would have controlled approximately 19% of UPDA’s Common Stock outstanding on that date.

Readers of the Company’s current consolidated financial statements herein should consult the most recent Continental Form 10Q or 10KSB on file with the SEC for a better understanding of the exchange transaction, which UPDA has accounted for as an additional step in a “Step Acquisition” of its Continental Fuels, Inc. subsidiary.

NOTE 7 - ACQUISITION OF OTHER OIL AND GAS PROPERTIES AND RELATED MATTERS

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

Catlin’s assets were transferred to Catlin Oil and Gas, a 100% UPDA owned subsidiary, on July 1, 2006. UPDA has subsequently sold a portion of its interest in Catlin Oil and Gas in 2007. (See Note 10 for details on the sale of the interests).

Upon formation of Canyon, USPX contributed leasehold rights to certain oil and gas properties in North Texas valued at cost of $607,031, which consisted of a total of 2,489 acres and 61 wells in Archer, Coleman, and Palo Pinto Counties. A portion of these leases were classified as proved reserves at December 31, 2006 and accordingly, acquisition costs are subject to amortization.

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

In October 2005, Canyon completed the acquisition of a 40-acre oil and gas lease in Young County, Texas for a cash purchase price of $18,000. The lease is located in the Prideaux Field. These wells were classified as undeveloped at December 31, 2006 and accordingly, acquisition costs are not subject to amortization.

Synopsis of Company oil and gas assets at March 31, 2008

Below is a summary of oil and gas property assets at March 31, 2008:

	Total	Canyon Creek	Heartland
Oil and gas properties subject to amortization	$1,850,067	672,058 (A)	1,178,009
Oil and gas properties not subject to amortization	600,766	600,766	-
Net Assets Acquired	2,450,833	1,272,824	1,178,009
Less, accumulated depletion	(1,175,239)	(512,577)	(662,662)
Net Oil and gas properties	$1,275,594	760,247	515,347

(A) See Note 25 - Litigation - Joint Venture Dispute

NOTE 8 - SALE OF LEASES

Heartland Nemaha County Lease

On January 10, 2008, Heartland entered into a sale of certain interest in leases in Nemaha County, Kansas with Noble Petroleum, Inc. for total of
$27,200 based on $10 per acre for the leases. Heartland also retains and expects a one thirty second (1/32) over-riding royalty interest of oil, gas and mineral revenues which Heartland leases to Noble Petroleum, Inc.

NOTE 9 - LETTER OF CREDIT

As of March 31, 2008, the Company is contingently liable to Wachovia for an open letter of credit in the amount of $250,000 for issuance and filing with the Texas Railroad Commission which is secured by a $250,000 deposit account at the bank in the form of a certificate of deposit that becomes due on August 2, 2007 and accrues interest at a rate of 5.26%. At March 31, 2008 restricted cash in the balance sheet in the amount of $271,802 includes the deposit plus accrued interest.

NOTE 10 - HEARTLAND OIL AND GAS PROPERTY

Undeveloped Properties

Heartland owns and operate nearly 645,000 acres in two areas in eastern Kansas: the south block, located on the Cherokee basin, where they have established reserves and production; and the north block, located in the Forest City basin, where they hold significant leases which expire between
2008 and 2012.

Undeveloped Acreage	March 31, 2008	December 31, 2007
Beginning Balance	$535,686	$1,688,889
Acquisition of undeveloped acreage	-	7,554
Less expired leases (A)	(429,806)	(1,160,757)
Total undeveloped properties	$105,880	$535,686
Less unrealized gain on UPDA acquisition in "Bargain Purchase"	(105,880)	(535,686)
Total	-	-

(A) 45 Leases located in Kansas in 2008

Developed Properties, Cherokee basin

Heartland’s developed properties are located on an approximately 290,000 acre leasehold position located in the Cherokee basin, primarily in Linn and Miami counties, Kansas. Heartland has 45 wells in four batteries producing gas across a 12 mile area of the Cherokee basin. From east to west, these areas are named Jake (12 well), Lancaster (26 wells), Osawatomie (4 wells), and Beagle (3 wells). In June 2007 they commenced a drilling program to further develop the Lancaster and Jake pilots. Ten wells were drilled in the Lancaster area during the second half of 2007 and 7 of them were completed in the fourth quarter of 2007 and are connected and producing at this time. An additional 11 wells were drilled in Jake area in the second half of 2007, all of these wells remain shut-in awaiting pipeline connection. Heartland has a dominant acreage position in the Cherokee basin and are negotiating pipeline rights-of-way in and between these producing areas.

	Three Months	Year Ended
Developed Properties	Ended March 31, 2008	December 31, 2007
Beginning Balance	$4,355,646	$792,504
Additions related to wells transferred from Catlin Oil and Gas Subsidiary of UPDA	-	5,780,910
Acquisition, exploration, drilling and lease and well equipment	222,011	2,228,714
Less accumulated depletion	(275,526)	(387,136)
Less plugging and abandonment costs	-	-
Less impairment costs	-	(4,059,346)
Total developed properties	4,302,131	4,355,646
Less Aztec oil costs eliminated in consolidation in UPDA	(2,212,294)	(1,992,566)
Less unrealized gain on acquisition in "Bargain Purchase"	(1,574,490)	(1,144,684)
Total	$515,347	$1,218,396

Pipeline and Marketing

In July 2005 Heartland signed contracts with a subsidiary of Enbridge Energy Partners, L.P. to initiate gas sales from the Lancaster coalbed methane battery located near Paola, Kansas. While the gas price is variable, Heartland expects to realize a wellhead price approximating 75 percent of
NYMEX price or mid-continent gas posting. Heartland has completed construction of the pipeline. They began selling methane from our Lancaster battery in February 2006. Cost associated with the pipeline and facilities:

Pipeline and Marketing

Pipeline and facilities	March 31, 2008	December 31, 2007
Beginning Balance	$3,399,177	$2,521,670
Additions related to wells transferred from Catlin Oil and Gas
subsidiary of UPDA	-	989,631
Acquisition of equipment	242,102	41,629
Less depreciation	(50,164)	(153,753)
Total pipeline and facilities	$3,591,115	$3,399,177

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

Below is a summary of asset retirement obligation activity:

	Three Months ended	Year Ended
	March 31, 2008	December 31, 2007
Beginning asset retirement obligations	$1,144,408	$-
Additions related to new property	20,774	1,049,990
Plugging and well-site restoration of 64 wells	-	-
Liabilities incurred	-	-
Accretion	11,003	94,418

Total asset retirement obligations	$1,176,185	$1,144,408

NOTE 12 - SUPPLIER AGREEMENTS

West Texas Gas (WTG)

On October 1, 2005, Canyon Creek entered a three year natural gas purchase contract with WTG Jameson, LP to market casing head gas at its Hagler leases in Coleman County. Under the agreement, CCOG must pay certain fees and commissions on natural gas sales to WTG Jameson, LP.

In July 2005 we signed contracts with a supplier to initiate gas sales from our Lancaster coalbed methane battery located near Paola, Kansas. While the gas price is variable, we expect to realize a wellhead price approximating 75 percent of NYMEX price or mid-continent gas posting. We have competed construction of the pipeline. We began selling methane from our Lancaster battery in February 2006.

On February 1, 2007 the Company entered into an Oil Purchase and Transportation agreement with Geer Tank Truck Services (“Geer Tank”) for a period of 3 months in which Geer agrees to pay UPDA’s average posted price. The term of the contract will automatically extend unless 30 day advanced notice of non-renewal is given by either party.

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

Fixed assets are stated at cost, less accumulated depreciation and are summarized below together with estimated useful lives used in computing depreciation and amortization:

			Estimated Useful
	March 31, 2008	December 31, 2007	Lives
House	$171,518	$171,518	3-30 years
Shop	54,000	54,000	3-30 years
Rigs	809,878	809,878	15 years
Transportation Equipment	396,800	396,800	3-5 years
Pipeline	3,841,976	3,753,627	15 years
Surface & Oil Field Equipment	798,910	798,910	3-5 years
Port storage facility	1,808,471	1,795,931	30 years
Trucks	2,357,180	2,126,452	3-5 years
Tanks	1,319,656	1,319,656	5 years
Trailers and float	1,038,351	859,607	5 years
Production equipment	568,680	568,680	7 years
Other equipment	894,355	729,132	3-7 years
Other furniture and fixed assets	872,348	681,615	3-5 years
	14,932,123	14,065,806
Less: Accumulated depreciation and amortization	(5,358,388)	(5,110,044)
Oil field equipment and other fixed assets, net	$9,573,735	$8,955,762

Depreciation and amortization expense for oil field equipment and other fixed assets for the three months ended March 31, 2008 and 2007 was
$270,844 and $57,965, respectively.

NOTE 14 - PURCHASE AND SALE AGREEMENT

On June 1, 2007 the Company and Aztec Well Services entered a Purchase and Sale Agreement with Glaze Drilling for Equipment (certain equipment, machinery, materials and supplies with all of seller’s rights, title and interest in all equipment, machinery, materials, fixtures, facilities and other personal property used or useful in the drilling, production, gathering, storing, measuring, treating, operating, maintaining, marketing or transportation of oil and gas wells and or the production derived there from). The purchase price was $777,000 and at closing Aztec delivered to
Glaze the sum of $311,000 in cash, fully creditable towards the purchase price together with a promissory note in the amount of $466,000. The promissory note is payable in two payments of $233,000 on the dates six and twelve months from the date of closing.

On July 1, 2007 Aztec Well Services approved and authorized the land lease with Alva Glaze. As of March 31, 2008, the Company is currently in negotiation with Glaze to extend the agreement.

On July 1, 2007 Catlin Oil and Gas Inc. entered a Purchase and Sale Agreement with Jilpetco Inc., Petro Pro, PKC Energy and Jed Miesner for
93.75% of seller’s rights, title and interest in and to certain Properties, Leases, Wells, Equipment, and Contracts (the "Palo Pinto Acquisition").
Pursuant to the terms of the agreement, Petro Pro retained an interest of 6.25% of 8/8 th ‘s working interest, with a net revenue interest of 0.04812500 and 1% of 8/8 th ‘s overriding royalty interest in certain of the Leases acquired by Catlin. The purchase price was $3,600,000 in cash together with
19,323,671 shares of UPDA restricted common stock, and 369,686 shares of Heartland restricted common stock. The number of shares of UPDA common stock and the number of shares of Heartland common stock issued were adjusted as of the date of closing to equal a total payment value of
$800,000 for the UPDA common stock and $400,000 for the Heartland common stock.

In August 2007, Continental closed the stock purchase transaction and acquired 100% of the outstanding capital stock of Geer in exchange for
$5,500,000 in cash. See Note 16(C) for further detail on the transaction.

NOTE 15 - NOTES PAYABLE

At March 31, 2008, and December 31, 2007 notes payable are broken down as follows:

Secured Sheridan Asset Management Loans
Terms and to Whom Payable	March 31,	December 31,
	2008	2007
Term Loan

15% per annum term loan payable and 5% payment-in-kind interest to Sheridan Asset Management LLC long-term promissory note dated December 11, 2007, in the original amount of $5,500,000 and due December 11, 2010. As of March 31, 2008 and December 31, 2007the amount due is $5,500,000 and $5,200,000, net of deferred cost of $2,119,947 and $2,315,997, respectively. The promissory note arose out of the Geer Tank Trucks, Inc. acquisition described in Note 3. The promissory note requires 6 monthly principal payments of $100,000 each commencing on January 01, 2008; and 30 monthly principal payments of $150,000 each commencing on July 1, 2008; with a principal payment at maturity of $400,000. The 15% per annum interest and the 5% payment-in-kind interest are also payable monthly at the same time the payment of principal is due.

	$3,080,055	$3,184,003
Heartland subsidiary acquisition related debt Secured term loan payable that was to be paid April 6, 2008 under promissory note to Sheridan Asset Management as of March 31, 2008 and December 31,2007, net of deferred debt costs of $0 and $652,676, respectively (see Note 16 (A) Loan Agreement and discussion of Forbearance Agreement obtained concerning past due payment due to Sheridan)	3,635,000	2,982,324
Catlin subsidiary acquisition of Palo Pinto related debt Secured term loan payable under promissory note to Sheridan Asset Management net of deferred debt costs of $405,991 and $448,726, respectively (see Note 16 (B) Loan Management)	2,212,069	2,440,168

Revolving Loan

20% per annum revolving promissory note payable in the original amount of $2,207,261 borrowed on December 11, 2007. The loan, which is due on December 11, 2010, is $2,207,261 at both March 31, 2008 and December 31, 2007, net of deferred cost of $1,156,332, and $1,263,270, respectively, is provided by Sheridan under a $3,000,000 line of credit expiring on December 11, 2010. The Company is required to pay Sheridan a 10% unused line fee to the extent that borrowing outstanding by the Company to Sheridan are less than $3,000,000.

Both the 20% per annum interest on the revolving loan and the 10% unused line fees are payable on a monthly basis to Sheridan. Advances received by the Company under the line are tied by formula to a borrowing base dependant on cash, eligible accounts receivable and inventory. Changes in the borrowing base may result in the need to reduce outstanding borrowing under the revolving line by the Company.	1,050,928	943,991

Loan Compliances

The revolving promissory note imposes certain negative covenants on Continental related to and requires lender approval Continental merger or acquisition activities or management changes. Other covenants to be met by Continental include minimum net worth and earnings before interest, taxes and depreciation (“EBITDA”).

The long term promissory note for Continental contains provisions relating to change in Continental’s control and negative covenant provisions similar to those contained in the revolving promissory note described in the preceding paragraph, as well as minimum net worth and EBITDA requirements.

As of March 31, 2008, Continental was not in compliance with its Sheridan loan covenant that required Continental to have a minimum EBITDA of $500,000. On May 19, 2008 Sheridan agreed to grant a waiver for this covenant for the first quarter of 2008 based upon Continental’s assurances that the minimum EBITDA will be achieved during the second quarter of 2008.

As of March 31, 2008, UPDA and its subsidiaries, other than Continental, were not in compliance with its Sheridan loan covenant that required them to have an average daily gas sales at the rate of not less than 2,000 mcf/de from the Palo Pinto assets and to maintain a Cash Flow Coverage Ratio of at least 1:1. A Cash Flow Coverage Ration means the ratio of Consolidated EBITDA to the interest and principal payable under the loan and the Capital Expenditures. The Company requested a waiver for the 2,000 mcf/de and on May 19, 2008 Sheridan agreed to grant a waiver for the covenant that required UPDA and its subsidiaries, other than Continental, to have an average daily gas sales at the rate of not less than 2,000 mcf/de from the Palo Pinto assets for the first and second quarter of 2008. However, Sheridan did not waive the requirement for UPDA and its subsidiaries, other than Continental, to maintain a Cash Flow Coverage Ratio of at least 1:1 because it did not request a waiver for this covenant . Accordingly, theSheridan loans to UPDA and its subsidiaries, other than Continental, are being classified as current liabilities (See Note 16(B).

Net notes payable to Sheridan Asset Management	$9,978,050	$9,550,486
Current portion	6,790,419	5,079,193
Long-term portion	3,187,631	4,471,293
Net notes payable to Sheridan Asset Management	$9,978,050	9,550,486

The maturities of the Sheridan at March 31, 2008 are as follows:

	Total
Period Ended March 31	Amount	Term Loan	Revolving Loan
2008	$6,790,419	$6,790,419	$-
2009	1,018,352	1,018,352	-
2010	2,169,279	1,118,350	1,050,929
	$9,978,050	$8,927,121	$1,050,929

Third Parties	March 31,	December 31,
	2008	2007
As of March 31, 2008 and December 31, 2007, notes payable consist of the following:
First National Bank of Jacksboro notes payable secured by Certificate of deposits with maturity dates held on Geer’s behalf of $1,335,000:
6.31% per annum note dated 1/9/08 maturing 1/9/09	$535,000	$-
6.31% per annum note dated 1/17/08 maturing 1/17/09	500,000	-
5.85% per annum note dated 1/25/08 maturing 1/25/09	300,000	-
	1,335,000	-
10% per annum advances received from Brainard Management Associates, principal and interest payable on demand as bridge financing in pending change of control of Company (A)	550,000	550,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 700,000 shares of common stock (A)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 700,000 shares of common stock (A)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 2,000,000 shares of common stock (A)	50,000	50,000
8% per annum note payable to CAA Premium Finance, LLC, principal and interest due on first day of each succeeding month until paid in full.	71,665	94,197
A loan payable in the amount of $50,000 to RAKJ Holdings, Inc. with interest accrued at 8% per annum. At March 31, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of $2,367 and $1,370, respectively. The shareholders of RAKJ Holdings, Inc. also provided a pledge of collateral in the form of a certificate of deposit for a line of credit to Continental Fuels, Inc., a subsidiary of UPDA.	52,367	51,370
Non-interest bearing note payable to Glaze Drilling into equal installment of $233,000 each due on December 1,2007 and June 1, 2008. The Company is in default of its payment due on December 1, 2007 and is currently negotiating extension of due date.	366,000	466,000
Non-interest bearing note payable to Glaze Drilling due on December 1, 2007. The Company is also in default of its payment due on December 1, 2007 and is currently negotiating extension of due date.	6,000	6,000
Equipment note payable to CHN CAPITAL with 36 monthly installments of $1,562, including principal and interest at 6.33% with a final payment due on October 5, 2010; The Note is collateralized by a vehicle other than a truck.	44,550	48,490
Equipment note payable to Ford Motor with 48 monthly installments of $838, including principal and interest at 9.90% with a final payment due on November 10, 2011; The Note is collateralized by a vehicle other than a truck.	29,645	31,398
Equipment note payable to Ford Motor with 48 monthly installments of $784, including principal and interest at 9.90% with a final payment due on October 12, 2011; The Note is collateralized by a vehicle other than a truck.	28,288	29,915
Total	$2,583,514	$1,377,370
Current Portion	2,511,139	1,297,069
Long-term Portion	72,375	80,301
	$2,583,514	$1,377,370

Total
Years Ending March 31,	Amount
2008	$2,511,139
2009	33,241
2010	28,128
2011	11,006
$2,583,514

Related Party	March 31,	December 31,
	2008	2007

Convertible Notes
As of December 31, 2007, the Company borrowed $215,000 on a note bearing 8% interest, payable to Kamal Abdallah, President of UPDA. At March 31, 2008 and December 31, 2007, this note has an outstanding balance payable on demand, including accrued interest of $11,228 and $5,793, respectively. Mr. Abdallah has the option to convert amounts due under the notes into common stock of the Company at rate of $0.25 per share.	$226,228	$220,793

Other Notes and Loans
Unsecured notes payable due on demand to Kamal Abdallah, Company Chief Executive Officer and President and significant Company shareholder bears interest at 5 - 10% per annum except for $115,696 both at March 31, 2008 and December 31, 2007 that are non-interest bearing.	712,696	612,696
Unsecured notes payable due on demand to Katherine Betts, a minor Company shareholder, of which $20,000 bears interest at 11% per annum	80,000	80,000
A loan payable in the amount of $50,000 to Triple Crown Consulting, a minority owner in the Canyon Creek Oil and Gas, Inc. UPDA subsidiary, with interest accrued at 8% per annum. At March 31, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of $2,367 and $1,370, respectively.	52,367	51,370
Notes payable related party	$1,071,291	$964,859

Advances due to Parent entity officer	March 31,	December 31,
	2008	2007

These short-term advances received from Kamal Abdallah between January and March of 2008 were converted on April 1, 2008 into a formal promissory note payable to him on demand, bearing interest between 6% - 8% per annum.	$1,247,500	$-
Advances due to Parent Entity Officer	$1,247,500	$-

At March 31, 2008, and December 31, 2007, accrued interest payable on the above notes payable included within accounts payable and accrued expenses totaled $301,971 and $202,514, respectively. Accrued interest payable at March 31, 2008 and December 31, 2007 includes several years of interest from years prior to March 31, 2008.

NOTE 16 - SHERIDAN ASSET MANAGEMENT LOAN AGREEMENTS

(A) Relation to Heartland

On April 6, 2007 the Company entered into a Loan Agreement with Sheridan Asset Management ("Sheridan") in which Sheridan agreed to lend the
Company $3,635,000 with an original issue discount of $908,750 based upon a 29.12% yield to maturity ("the Note"). The Company used the
$2,726,250 net proceeds from the loan as follows (a) $1,000,000 was used to acquire 52% of Heartland’s outstanding common stock, (b) $1,500,000 was used to fund the Note Purchase transaction, (c) $100,000 was used to pay the originator fee to the lender and closing costs, and (d) the remainder was used by Heartland for working capital.

The Note matured on April 6, 2008. This Note was issued pursuant to the Loan Agreement dated April 6, 2007.

On April 6, 2007 the Company issued Sheridan a warrant to purchase 22,343,821 fully paid and non-assessable shares of the Company’s common stock for an exercise price of $.05483, pursuant to the Loan Agreement dated April 6, 2007. The warrant expires on April 6, 2012. The Company accounted for the warrant as a discount to the note based on the fair market value of the warrant of $1,340,629 and will accrete the discount over one year. To date Sheridan has not exercised any of its warrants to purchase up to 22,343,821 shares of the Company’s common stock.

On April 6, 2007, in connection with the Company’s agreement with Sheridan, the Company’s two operating subsidiaries Canyon Creek and Catlin entered into Guarantee Agreements for repayment of the Note, whereby the Company and its subsidiaries have pledged all their assets to secure the amounts due to Sheridan. In addition, Kamal Abdallah, Chairman and CEO and Christopher McCauley, Vice President and Secretary have provided the lender with personal guarantees. The 5,063,176 shares of Heartland that are now owned by UPDA have also been pledged as collateral for the amounts due to Sheridan.

On May 1, 2008, UPDA entered into a Forbearance Agreement with Sheridan, pursuant to which Sheridan agreed not to exercise its rights under the
Loan Documents, for the $3,635,000 note payable discussed above, that would have arisen as a result of that Registrant’s non-payment of the principal amount on April 6, 2008. Pursuant to the Forbearance Agreement, Sheridan agreed to extend the due date of the Term Loan to November
1, 2008, as long as UPDA continues to satisfy the terms and conditions of that agreement. Among other things, the Forbearance Agreement required the borrower, UPDA, to pay Sheridan accrued interest of $50,347 outstanding at April 30, 2008, and to pay accrued and unpaid interest outstanding on the note on the first day of each calendar month during the Forbearance Term commencing on June 1, 2008. The agreement also requires the borrower to pay $100,000 a month towards principals on the first day of each calendar month during the Forbearance Term commencing on June 1,
2008. In addition the borrower is required to pay a Forbearance fee of $500,000 on November 1, 2008. Interest accruable under the Forbearance
Agreement is chargeable at a rate of 20% per annum. Finally, the borrower is required to demonstrate to the lender timely fulfillment of oil and gas production milestone established in a schedule made part of the agreements.

(B) Relation to Catlin Subsidiary acquisition of Palo Pinto

On August 16, 2007, UPDA, and its subsidiaries UPDA-O, Heartland, Catlin, Canyon Creek, and Aztec, entered into a second Loan Agreement with
Sheridan (the "Holder") for a $3,250,000 term loan (the "Loan"). The proceeds of the Loan were used to complete the Palo Pinto Acquisition, which was acquired by Catlin. The outstanding Principal Amount under the Loan shall be due and payable by the Company in thirty-six (36) consecutive equal monthly installments in the amount of $90,278. The Company shall pay interest on the unpaid Principal Amount of the Loan, from August 15,
2007 until such principal amount shall be paid in full, at the rate of 15% per annum. In addition to the 15% annual interest payable by the Company to the Holder, the Company shall pay to the Holder interest at the rate of 5% per annum, on the principal amount outstanding from time to time hereunder ("PIK Amount") on the Maturity Date. Kamal Abdallah, Chairman and CEO and Christopher McCauley, Vice President and Secretary
have provided the lender with personal guarantees.

The Senior Secured Promissory Note dated August 16, 2007 under this second Loan Agreement contains certain negative covenants to be met by the
Company, which include: limitations on dividends and distribution and repurchase of Company common stock other than distribution to the
Company by its wholly owned subsidiary; limits on sale, transfer and disposal of Company assets except for sale by the Company of certain assets held by Catlin to Heartland pursuant to the terms of a purchase and sale agreement; issuance of more than $250,000 in fair value at any time in common stock or securities exchangeable for, convertible into or exercisable for common stock of the Company; incur any capital expense in excess of $500,000; consummate any merger or acquisition except on terms satisfactory to Sheridan; and the maintenance by the Company of a cash flow coverage ratio.

As of March 31, 2008, UPDA and its subsidiaries, other than Continental, were not in compliance with its Sheridan loan covenant that required them to have an average daily gas sales at the rate of not less than 2,000 mcf/de from the Palo Pinto assets and to maintain a Cash Flow Coverage Ratio of at least 1:1.  A Cash Flow Coverage Ration means the ratio of Consolidated EBITDA to the interest and principal payable under the loan and the
Capital Expenditures.   The Company requested a waiver for the 2,000 mcf/de and on May 19, 2008 Sheridan agreed to grant a waiver for the covenant that required UPDA and its subsidiaries, other than Continental, to have an average daily gas sales at the rate of not less than 2,000 mcf/de from the Palo Pinto assets for the first and second quarter of 2008.  However, Sheridan did not waive the requirement for UPDA and its subsidiaries, other than Continental, to maintain a Cash Flow Coverage Ratio of at least 1:1 because it did not request a waiver for this covenant.  Accordingly, the
Sheridan loans to UPDA and its subsidiaries, other than Continental, are being classified as current.

(C) Relation to acquisition of Capital Stock of Geer Tank Trucks, Inc. by Continental

On December 19, 2007, Continental completed its acquisition of Geer Tank Trucks, Inc. ("Geer"), a privately held Texas corporation, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 11, 2007 (the "Geer SPA"), whereby Continental purchased one hundred percent (100%) of the outstanding capital stock of Geer, for an aggregate purchase price of $5,500,000. The purchase price was paid by
Continental in cash. Continental financed the acquisition with the proceeds of a Term Loan from Sheridan Asset Management, LLC. As of March
31, 2008, Continental was not in compliance with its Sheridan loan covenant that required Continental to have a minimum EBITDA of $500,000. On
May 19, 2008 Sheridan agreed to grant a waiver for this covenant for the first quarter of 2008 based upon Continental’s assurances that the minimum
EBITDA will be achieved during the second quarter of 2008.

As part of the terms of the Geer SPA, at the closing of the Stock Purchase transaction Messrs. Kamal Abdallah, Christopher McCauley and Timothy
Brink were each appointed to the board of directors of Geer to fill vacancies on that board caused by the resignations of previous board members. Mr.
Brink is Continental’s Chief Executive Officer and a member of its board of directors, and Messrs. Abdallah and McCauley are each members of
Continental’s board of directors.

Geer was incorporated in the State of Texas in September 1965. The main business operations of Geer are the purchase, transport, and sale of oil in the State of Texas. Geer operates out of five locations. Geer owns two salt water disposal wells and four pipeline terminals with yards located in
Jacksboro, Mineral Wells, Graham, Cisco, and Bowie, Texas. In addition to oil shipping and trading, Geer provides oil well services such as salt and fresh water removal services and tank rentals.

(C) Relation to acquisition of Capital Stock of Geer Tank Trucks, Inc. by Continental Continued

The following table presents the assets and liabilities acquired during the transaction:

Acquisition of Geer Tank Trucks, Inc.:
Assets acquired:
Cash	$4,979,172
Accounts receivable	2,956,625
Inventory	119,050
Prepaid expenses	126,567
8,181,414
Property, plant and equipment, net	1,527,666

Total assets acquired	9,709,080
Liabilities acquired:
Accounts and accrued expenses payable	7,490,570
7,490,570

Net assets acquired	$2,218,510
Purchase price paid to Geer financed by proceeds of
Sheridan term loan (See Note 17)	$5,500,000
Goodwill (Excess of consideration paid over
net assets acquired)	$3,281,490

NOTE 17 - SECURED LINE OF CREDIT PAYABLE

On March 6, 2007, Continental Trading Enterprizes, Inc. entered into a Line of Credit agreement with Inter National Bank under which a line totaling
$1,000,000 was established for financing relating to petroleum products sales made to third party customers. On April 10, 2007, an additional
$350,000 was added to the existing Line of Credit. On July 6, 2007, Continental Trading Enterprizes, Inc. received an additional $450,000 towards the existing Line of Credit. On October 19, 2007, an additional $400,000 was added to the existing Line of Credit. The Line of Credit expired in
March, 2008 and was subject to a 5% late fee. Amounts due under the line were secured by a pledge of collateral on behalf of Continental Trading
Enterprizes, Inc. in the form of a certificate of deposit by Benka Partners and Joan Partners (the "Pledgors"). Effective, September, 2007 the Pledgors
shall each receive $.50 per barrel upon payment to the Company from sales to third parties but only when the transaction shows positive gross margins on the sale.

On December 12, 2007, Continental Trading Enterprizes, Inc. was liable for a series of disbursements under the line aggregating $2,200,000, which bears interest ranging from 7.13% to 7.25% per annum. The amounts disbursed were used by Continental Fuels and Continental Trading Enterprizes,
Inc. to make the payments needed for a contracted purchase of certain petroleum products by Continental Trading Enterprizes, Inc. for resale to third parties. As consideration for the pledge, the Company agreed that the Pledgors shall each receive $.25 per barrel upon payment to the Company from sale to third parties but only when the transaction shows positive gross margins on the sales.

Concurrent with the Term Loan received from Sheridan on December 12, 2007 to finance the acquisition of Geer, the Company also entered into a
Revolving Line of Credit with Sheridan in the amount of $3,000,000 at an interest rate of 20% per annum on the amount used and 10% per annum on the unused portion commencing on January 1, 2008. On December 13, 2007, the Company used $2,207,261 of the $3,000,000 available to fully repay the balance owed to Inter National Bank for the Line of Credit used by Continental Trading Enterprizes, Inc. As of March 31, 2008, $792,739
of the Sheridan Revolving Line remains unused.

NOTE 18 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

	March 31, 2008	December 31, 2007
Deferred Tax Asset:
Net operating loss carryforward	$12,935,374	$12,661,882
Valuation allowance	(12,935,374)	(12,661,882)

Net deferred tax asset	$-	$-

The Company incurred no federal income tax expense for the three months ended March 31, 2008 and March 31, 2007 and utilized no tax carryforward losses. The Company incurred $0 and $200 of state income tax expense for each of the three month periods ended March 31, 2008, and
March 31, 2007, respectively.

The Company has a net operating loss carryover of approximately $38,045,218 to offset future income tax. The net operating losses expire as follows:

December 31, 2009	$1,431,255
2010	947,760
2011	1,269,670
2017	885,291
2019	2,289,386
2020	2,671,128
2021	3,736,141
2022	850,127
2023	1,001,233
2024	1,760,656
2025	9,032,084
2026	4,115,955
2027	7,150,146
2028	904,386
Total	$38,045,218

The net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code due to events including changes of control and change in business activities.

All of the Company’s subsidiaries file their federal and state income tax returns separately from UPDA. Each of these subsidiaries has net operating loss carry forward which may be subject to further limitation pursuant to Section 382.

NOTE 19 - EQUITY TRANSACTIONS

On April 20, 2007 the Company closed the Note Purchase with SDS Capital Group and Bay Star Capital (together the "Sellers") in which UPDA purchased $4,756,000 in outstanding promissory notes of Heartland for an aggregate purchase price of $1,500,000 and 26,260,504 restricted shares of common stock of UPDA. During the year ended December 31, 2007, the Company issued 50,000,000 restricted shares of its common stock to
Kamal Abdallah in settlement of debts equaling $1,000,000, resulting in a non cash charge to operations of $1,500,000 for additional compensation included within consulting fees and services for the year ended December 31, 2007, based upon the publicly traded share price of the Company’s common stock on the date of issuance.

NOTE 20 - PREFERRED STOCK

Preferred Stock, Beneficial Conversion Features, and Change in Conversion Features

During the year ended December 31, 2007, the Company issued 375 shares of its Series B Preferred Stock to Devida Capital, LLC ("Devida")
pursuant to the terms of an agreement between Devida and the Company. The shares of Series B Preferred Stock issued to Devida are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. Each share of Series B Preferred Stock is convertible into 20,000 shares of our common stock and is so convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Devida Capital, LLC is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Series B Preferred Stock. The securities issued to Devida Capital, LLC were in exchange for the $375,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the quarter ended March 31, 2008, all 375 shares of Series B Preferred Stock held by Devida were converted by Devida into 7,500,000 shares of the common stock of the Company. The shares of common stock issued to Devida are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to Devida are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of six months from the date of issuance. Recording of this conversion of the 375 shares of Series B Preferred Stock into common stock resulted in crediting "Common Stock"
within "Shareholders’ Equity" for $7,540 at its par value, debiting "Preferred Stock" within "Shareholders’ Equity" for $375,000 at its par value and netting these amounts for a charge against "Additional Paid-in Capital" for $367,500.

During the year ended December 31, 2007, the Company issued 3,090 shares of its Series B Preferred Stock to Five Star Partners, LLC ("Five Star")
pursuant to the terms of an agreement between Five Star and the Company. The shares of Series B Preferred Stock issued to Five Star are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. Each share of Series B Preferred Stock is convertible into 20,000 shares of our common stock and is convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Five Star is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Series B Preferred Stock. The securities issued to Five Star were in exchange for $3,090,000 in cash. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transaction.

During the quarter ended March 31, 2008, Five Star converted 2,925 of their 3,090 shares of Series B Preferred Stock into approximately 58,500,000 shares of the common stock of the Company. The shares of common stock issued to Five Star are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to Five Star are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of six months from the date of issuance.

On August 13, 2007, UPDA acquired 100,000,000 shares of Continental’s common stock in a private transaction with Karen Sandhu in exchange for
10,000 shares of the Company’s Series B Preferred Stock. The Series B Preferred Stock received by Karen Sandhu had a fair value based on the underlying UPDA common stock trade price of $.04 on August 13, 2007. The shares of Series B Preferred Stock issued to Ms. Sandhu are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. Each share of Series B Preferred Stock is convertible into 20,000 shares of our common stock and is convertible immediately upon issuance. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. Ms. Sandhu is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with an investment in our Series B Preferred Stock.

During the quarter ended March 31, 2008, Karen Sandhu converted 3,000 shares of Series B Preferred Stock into approximately 60,000,000 shares of the common stock of the Company. The shares of common stock issued to Ms. Sandhu are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to Ms. Sandhu are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of six months from the date of issuance. Ms. Sandhu continues to hold 7,000 shares of Series B Preferred Stock.

In December 2007, Kamal Abdallah, the Company’s CEO and Chairman, agreed to convert $2,500,000 in outstanding debt owed him by the
Company into 100,000 shares of the Company’s Series A Preferred Stock and 1,500 shares of the Company’s Series B Preferred Stock. The Series A
and Series B Preferred Stock received by Mr. Abdallah had a fair value based on the underlying UPDA Common Stock trade price of $.02 on
December 27, 2007 of $2,600,000, assuming the Series A and Series B shares of Preferred Stock were converted to common stock. The $100,000 difference between the debt and fair value of the underlying shares was recorded as compensation. The shares of Series A and Series B Preferred
Stock issued to Mr. Abdallah are restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended or such sale is pursuant to a valid exemption from such registration. Each share of Series A Preferred Stock is convertible into 1,000 shares of our common stock and each share of Series B Preferred Stock is convertible into 20,000 shares of our common stock.

NOTE 21 - STOCK PLAN

The Board of Directors of the Company adopted a stock option plan (the "Plan") effective October 18, 2004. The Plan shall expire on October 17,
2014. The Company has reserved 65,000,000 shares of common stock under the Plan for issuance to employees, directors, consultants and other eligible recipients. During the year ended December 31, 2007, our Board of Directors approved the issuance of an aggregate of 26,219,333 shares of our common stock to employees, directors, consultants and others under the terms of the stock option plan. To date, 24,995,817 shares of common stock are remaining to be issued under the Plan. During the three months ended March 31, 2008, our Board of Directors did not approve the issuance of any shares of our common stock to employees, directors, consultants and others under the terms of the stock option plan. As of March 31, 2008, the Company had no options outstanding under the Plan.

NOTE 22 - STOCK OPTION PLANS

CONTINENTAL STOCK OPTION PLAN

On December 1, 2007, the Board of Directors of Continental approved the Continental Fuels, Inc. 2007 Stock Option/Stock Issuance Plan. The Plan
authorized the Company to grant stock and stock options to (i) employees, (ii) non-employee members of the Board or the non-employee members of the board of directors of any Parent or Subsidiary, and (iii) consultants and other independent advisors who provide services to the Corporation (or any Parent or Subsidiary). Under the aforementioned Plan, 20,000,000 shares of Continental common stock were reserved for issuance. On
December 1, 2007 Continental Board of Directors granted Timothy Brink 10,000,000 in stock options at the exercise price of $.33 per share.

The following table sets forth certain information concerning the stock options granted during the three months ended March 31, 2008 to the
Continental’s chief executive officer.

	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	Per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2007	10,000,000	$0.33	10	$3,213,908	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding March 31, 2008	10,000,000	$0.33	10	$3,213,908	$-

Exercisable March 31, 2008	10,000,000	$0.33	10 $		$-

(1)	Remaining contractual term is presented in years.

(2)

  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2008, for those awards that have an exercise price currently below the closing price as of March 31, 2008. Awards with an exercise price above the closing price as of March 31, 2008 are considered to have no intrinsic value.

HEARTLAND STOCK OPTION PLAN

A summary of the changes in Heartland’s common share purchase options is below:

	March 31, 2008		December 31,2007
				Weighted
		Weighted		Average
		Average		Exercise
	Number	Exercise Price	Number	Price
Balance, beginning of year	308,500	$3.80	372,500	$6.10
Granted	-	-	130,000	1.40
Exercised	-	-
Forfeited / Expired	-	-	(194,000)	(6.50)
Balance, end of period	308,500	$3.80	308,500	$3.80

Additional information regarding options outstanding at March 31, 2008 is:

	Outstanding			Exercisable
		Outstanding	Weighted
		Weighted average
		remaining	average	Vested
	Number	contractual life	exercise	Number of	Exercise
	of shares	(years)	price	shares	prices
$0.00-$1.00	285,500	5.72	$2.80	285,500	$2.80
$1.01-$2.00	23,000	7.00	$16.00	23,000	$16.00
	308,500	5.82	$6.10	308,500	$6.10

NOTE 23 - RELATED PARTY TRANSACTIONS

In March 2005, Kamal Abdallah was appointed by the Company as Chief Executive Officer, President and Chairman of its Board of Directors for a
term of five (5) years, expiring March 11, 2010, with first year annual compensation of Three Hundred Thousand Dollars and issuance of Five
Hundred Thousand free-trading shares each quarter and an additional two million shares each year. The agreement also entitles him to certain fringe benefits, such as vacation and health insurance, and guarantees payment of his compensation in the event of termination. The Board has also authorized a further issuance of 2,000,000 shares per annum for every one million dollars in Company net income as well as a bonus of no less than ten thousand dollars per quarter. Effective October 1, 2005, the employment agreement was amended to reduce annual compensation to $150,000 per year. During the three months ended March 31, 2008, the Company incurred $37,500 of executive compensation included in "Payroll and related benefits" to Kamal Abdallah, the Chairman, President and Chief Executive Officer of the Company. During the three months ended March 31, 2007, the Company incurred $37,500 to Kamal Abdallah included with in "Consulting fees and services." At March 31, 2008, $187,500 of unpaid compensation for Kamal Abdallah is included in accrued liabilities.

During the three months ended March 31, 2008 and March 31, 2007, the Company incurred $32,500 and $32,500 of payroll expenses to Christopher
McCauley, the Company’s vice-president, of which none is included in accrued liabilities at March 31, 2008.

On January 26, 2007, all of Continental’s assets, except for its European distribution agreements, were sold to G. Richard Smith, Continental’s former Chairman, for $300,000 in cash and the assumption of certain trade debts (the "Sale of Assets"), resulting in a gain on the sale of these net assets of $114,963 reflected in the Statement of Operations for the three months ended March 31, 2007.

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

On June 18, 2007, the Company issued 40,555,555 restricted shares of its common stock to Kamal Abdallah for his performance bonus, a bonus for serving as chairman of the board and a special bonus.

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

On June 18, 2007, the Company issued 26,944,444 restricted shares of its common stock to Chris McCauley for his performance bonus, a bonus for serving on the board and a special bonus.

Effective January 1, 2006, the Company entered into an Employment Agreement with one year term with Steven Barrera, the Texas Regional
Manager of the Company with automatic annual one year renewals, at a $60,000 annual compensation. It provides for a thirty-day notice period for non-renewal.

On June 18, 2007, the Company issued 9,166,667 restricted shares of its common stock to Steven Barrera for his performance bonus and a bonus for serving on the board.

Effective July 1, 2006, the company entered into an Employment Agreement with a two year term with Steven A. Fall, the Chief Geologist of the
Company and its subsidiaries at a $84,000 annual compensation. It also provides for a minimum bonus of $16,000 and other benefits and incentive bonus. On January 28, 2008, Heartland and Heartland’s CEO Steven A. Fall ("Steven") mutually agreed to his resignation from all the positions held by Steven of Steven in Heartland. Steven requested Kamal Abdallah and Chris McCauley severing his employment from Heartland as Chief
Executive Officer, President, and Director. On the same day, Steven also entered into an Agreement and General Release ("Agreement") with
Heartland whereas Heartland accepted the resignation of Steven as Chief Executive Officer, President and a director of the Company on February 1,
2008, the termination date. In the Agreement Heartland agreed that for a period up to and including March 31, 2008, it shall continue to pay Steven’s salary (based upon his now terminated employment agreement annual compensation of $120,000), medical and dental insurance. Heartland also agreed to pay $16,000, subject to Steven giving his best effort to continue to assist Heartland as necessary in the completion of any and all reports as required by the SEC and /or other governmental entities or regulatory bodies and would continue to assist Heartland in connection with the lawsuit pending in Fort Bend County, Texas.

On December 12, 2007, Continental entered into an employment agreement with Ms. Lori Geer Smith. Under the terms of her Employment
Agreement, Ms. Smith shall have such title and responsibilities as are determined by the Geer board of directors. Ms. Smith’s Employment
Agreement has an initial term of one (1) year and a base salary of $80,000 per year.

On December 12, 2007, Continental also entered into an employment agreement with Mr. Ronnie Smith. Under the terms of his Employment
Agreement, Mr. Smith shall have such title and responsibilities as are determined by the Geer board of directors. Mr. Smith’s Employment
Agreement has an initial term of one (1) year and a base salary of $80,000 per year.

On December 1, 2007, Continental entered into a three year Employment Agreement with Timothy Brink to continue serving as Continental’s president and CEO for the annual base salary of $180,000 adjustable at any time, a discretionary bonus of up to $600,000 a year, and the option to purchase 10 million shares of Continental’s common stock. On each successive anniversary of the Employment Agreement, Mr. Brink shall be granted additional options as the Board determines.

Under the above agreements, at March 31, 2008 the Company’s future commitments are as follows:

Years ending March 31:

2008	$648,333
2009	315,000
2010	165,000
Total	$1,128,333

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

On August 15, 2006 the Company entered into a lease agreement with Crescent Real Estate Funding XII, L.P for office space in Irving, Texas. The lease is for a period of 64 months commencing on September 1, 2006 with rent of $3,659 per month, and is subject to annual escalations. On August
7, 2007 A Notification Letter was sent to UPDA informing them that Crescent Real Estate Equities Limited Partnership has transferred all of its interest in and to the property rented by UPDA known as MacArthur Center II to new owners and landlords Equastone MacArthur. Consequently the new owner has received and is responsible for the Company’s security deposit in the amount of $10,976.

On September 27, 2006 the Company entered into a lease agreement with R.M Crowe Property Management, LP for office space in Fort Bend
County, Texas. The lease has a term of sixty months, with rent of $2,800 per month, and is subject to annual escalations.

On July 13, 2007 Aztec Well Services signed a rental lease agreement with Stacia Ghafoori for a period of three years. Leased property is located in
Johnson, Kansas. The term will commence on July 13, 2007 and end on July 13, 2010 with a rent of $870 per month.

On December 14, 2007, UPDA entered into a Lease Termination Agreement (the "Agreement") with R. M. Crowe Property Management, LP (the
"Landlord") to terminate of the lease on the office space located in Suite 285 of 12603 Southwest Freeway Building, Stafford, Texas 77477. On that same day, we entered into an Office Lease (the "Lease") with the same Landlord on new office space in the same building. The new Lease is for space in the building consisting of approximately 4,744 rentable square feet, commonly referred to as Suite 420. The Lease has a term of fifty-eight months, beginning on January 1, 2008. The base rent under the Lease, on an annual and per rental square basis, is set forth below:

The Company entered into a Executive Suite Office Lease ("Lease") with Loggerhead Associates, Ltd as lease of office space term from April 14,
2008 to May 1, 2010 located at Loggerhead Plaza, 14255 U.S. Highway One, Suite #240, Juno Beach, Florida, 33408. The base rent for the Lease is
$1,400 per month, being due and payable on the first day of each month.

On August 22, 2006, US Petroleum Depot, Inc., a subsidiary of Continental, entered into a rental lease agreement with Brownsville Navigation
District of Cameron County, Texas for a term of five years payable semi-annually in installments of $9,801. The leased property is for the sole purpose of shipping and receiving oil products.

In April 2007, Continental entered into a one year lease for approximately 430 square feet of space at a monthly rent of $1,988.  Continental’s address is 9901 IH 10 West, Suite 800, San Antonio, Texas 78230.

In April 2007, Continental entered into a one year lease for two offices spaces at an aggregate monthly rent of $3,100.  Continental’s address is San
Felipe Plaza, 5847 San Felipe, Houston, Texas 77057.

In July 2007, Continental entered into an agreement with Serafina De Los Santos and Rosi Chavez to lease a condominium at South Padre Island,
Texas from August 1, 2007 to March 1, 2008 for a monthly rent of $3,000.

In December 2007, Continental entered into a five year lease with Texas Tower Limited for 3,044 square feet of office space at varying monthly rents ranging from $5,327 in the first year to $6,342 in the fifth year. Continental’s address is 600 Travis, Suite 6910, Houston, Texas 77002.

Geer is headquartered in Jacksboro, TX where it owns a 12.7 acre industrial fee-simple property, supporting an office building and a commercial yard for trucks and equipment, along with a licensed water disposal well. Geer’s address is P.O. Drawer J, 1136 S. Main Street, Jacksboro, TX
76458.

Rent expense was $137,295 and $68,730 for the three months ended March 31, 2008, and March 31, 2007 respectively.

Under the above lease agreements, at March 31, 2008 the Company’s future commitments are as follows:

Years ending March 31:

2008	$292,277
2009	251,082
2010	243,475
2011	202,786
2012	119,570
Total	$1,109,190

NOTE 25 - LITIGATION

JOINT VENTURE DISPUTE RELATED

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

On June 20, 2006, the Company filed a response denying the allegations. The matter is currently pending. As of the consolidated balance sheet date, the Company has not accrued any costs related to this matter, because the Company believes the suit is without merit. In addition, "Oil and Gas
Property" assets associated with the leases originally assigned by Donald Orr, including workovers applicable to those leases, totaled approximately
$672,000 (As per Note 7) on March 31, 2008. Revenues already earned from October 2005 to March 2008 totaled approximately $406,000.

The Company has now submitted discovery and obtained several boxes of documents relative to the case. Upon review of the responses to the discovery and contents of the documents, the Company has further recovered further evidence in support of its position on the matter. The Company intends to file a Motion for Summary Judgment in order to conclude the matter.

On May 11, 2007, K & N Nortex filed a lawsuit in Small Claims Court in Jack County, Texas for $4,469 for the repair of certain pumps and motors.
Judgment granted July 10, 2007 in the sum of $3,248 plus 10% interest from date of judgment which amount will be paid.

Dispute concerning location of Company compressor

On September 6, 2007, the Company’s Motion for Conversion to Chapter 60 and for Trial Continuance came on for hearing in the District Court of
Miami County, Kansas and was granted. The trial scheduled for September 6, 2007 was rescheduled. This is an action file by plaintiffs seeking to evict Heartland from the land on which its compressor is located in Kansas. In consideration of this on-going case in Kansas, the Company has already located a new site to which the Company can move these facilities at nominal expenses should that becomes necessary.

On March 27, 2008, a former employee filed a petition against Heartland Oil & Gas Corporation, a wholly owned subsidiary of the Company, alleging that it had breached its employment contract with him.  In addition to attorneys’ fees, the former employee is seeking $99,650, which is derived from the remainder of his base salary, his annual cash bonus and his out of pocket expenses.  Heartland believes the suit is without merit and intends to vigorously defend itself.  Toward that end, the Company filed an answer denying the allegations asserted in the suit.

Beginning March 31, 2008, a three day court trial was conducted relative to the Kansas litigation regarding the action filed by plaintiffs seeking to evict the Company from the land on which its compressor is located in Kansas. During the trial, the Court reviewed evidence and heard testimony from various witnesses and made rulings on several legal issues. At the conclusion of the trial, the Court directed counsel for each of the parties to submit proposed findings of fact and conclusions of law by or before April 23, 2008, after which time the Court will enter its final decision on the case. No final decision by the court has as yet been rendered.

OTHER MATTERS

On May 12, 2007, the Company was served with a lawsuit filed by Aleynu, Inc. in which it was alleged that the Company was liable on a Guaranty
Agreement allegedly executed by the former CEO of ProCore, Inc. The Company has no record of this transaction and believes the suit is without merit. A Motion to Dismiss the action has been filed.

On October 8, 2007, the Company received correspondence from an attorney representing Karate Institute, Inc. and its owners/officers, Al Gene and
Janice Caraulia demanding payment on a Convertible Promissory Note in the amount of $150,000 allegedly executed by a former officer of ProCore,
Inc. The Company has advised the lawyer that it has no record of receipt of any funds or other benefit from those parties and denied liability for any sums. At this time, the Company has received no further information from the attorney.

On or about October 16, 2007, the Company was served with a Summons and Complaint in an adversarial proceeding filed by the Bankruptcy trustee representing the unsecured creditors in a Bankruptcy Proceeding filed by WorldWide Financial Corporation in the Michigan Bankruptcy Court
alleging that ProCore, Inc. received a preference in the amount of $50,000. The Company has no record of receipt of any such payment from
WorldWide Financial and has retained local counsel to defend its interests therein.

NOTE 26 - SEGMENT INFORMATION

As of March 31, 2008, the Company implemented a segment structure of two segments. All years presented have been conformed to the current presentation.

UPDA identifies its operating segments through the underlying management reporting structure related to its operating companies and through commonalities related to products, processes, distribution, and/or markets served. The Company segment structure allows the management of each segment to focus its attention on particular markets and provide oversight capacity to acquire additional businesses.

UPDA’s reportable segments are briefly described below.

Petroleum products storage, resale and transportation segment

As the Company’s petroleum products storage, resale and transportation arm, Continental owns and operates the port facilities, and the storage, distribution and transportation businesses. The management of Continental, in executing its business plan, has reorganized operations, increased petroleum products trading and developed additional supply contacts and customers. In addition Continental is pursuing the acquisition of oil and gas marketing companies and other operations consistent with its goals.

Oil and gas property acquisition, development and production segment

UPDA and the remainder of its subsidiaries will serve as the oil and gas properties acquisition, development and production segment. Heartland owns and operates all oil and gas properties in three geographic areas: North Texas, Southeast Kansas (the Cherokee Basin) and Northwest Kansas (the
Forest City Basin). Currently, Heartland is developing a drilling plan for the Cherokee Basin, a workover plan for North Texas and is working on a plan to develop its assets in the Forest City Basin.

Aztec Well Service, Inc. will allow UPDA to facilitate and carry out Heartland’s drilling and workover programs and compete to provide these services to others. Aztec is currently drilling in Kansas and will soon take over all well service operations in North Texas. Aztec will serve as the drilling and well services company.

Canyon Creek and Catlin may acquire oil and gas producing properties, low risk drilling prospects, and prospects in need of state-of-the-art technology to make them viable. UPDA-O handles the operations for Catlin and Canyon Creek.

Our operating segments do not record inter-segment revenue and therefore none has been reported. We do not allocate operating expenses, interest and other income, interest expense or income taxes to operating segments. Our accounting policies for segment reporting are the same as for the
Company as a whole.

Information about our reportable segments is as follows:

	Three Months Ended March 31, 2008
	Petroleum products	Oil & Gas
	storage, resale	Acqui., Devel. &
	& Transportation	Production	Total
Revenue	$14,663,967	$524,953	$15,188,920
Operating loss	(518,830)	(2,314,701)	(2,833,531)
Interest expense	(452,540)	(103,896)	(556,436)
Interest income	28,711	(130)	28,581
Loss before provision for income taxes	(1,245,648)	-	-
Provision for income taxes (current)	-	-	-
Net loss before minority interest	$(1,245,648)	$(3,149,724)	$(4,395,372)

	Three Months Ended March 31, 2007
	Petroleum products	Oil & Gas
	storage, resale	Acqui., Devel. &
	& Transportation	Production	Total
Revenue	$-	$1,307,909	$1,307,909
Operating loss	-	(1,794,302)	(1,794,302)
Interest expense	-	(5,283)	(5,283)
Interest income	-	3,339	3,339
Loss before provision for income taxes	-	(856,246)	(856,246)
Provision for income taxes (current)	-	200	200
Net loss before minority interest	$-	$(856,446)	$(856,446)

NOTE 27 - SUBSEQUENT EVENTS

Secured Sheridan Borrowing By UPDA And Its Subsidiaries Under Second Loan Agreement With Restrictive Covenants.

As discussed in Note 16(A and B), on May 1, 2008, UPDA entered into a Forbearance Agreement with Sheridan, pursuant to which Sheridan agreed not to exercise its rights under the Loan Documents, for the $3,635,000 note payable discussed above, that would have arisen as a result of that
Registrant’s non-payment of the principal amount on April 6, 2008. Pursuant to the Forbearance Agreement, Sheridan agreed to extend the due date of the Term Loan to November 1, 2008, as long as UPDA continues to satisfy the terms and conditions of that agreement. Among other things, the
Forbearance Agreement required the borrower, UPDA, to pay Sheridan accrued interest of $50,347 outstanding at April 30, 2008, and to pay accrued and unpaid interest outstanding on the note on the first day of each calendar month during the Forbearance Term commencing on June 1, 2008. The agreement also requires the borrower to pay $100,000 a month towards principals on the first day of each calendar month during the Forbearance
Term commencing on June 1, 2008. In addition the borrower is required to pay a Forbearance fee of $500,000 on November 1, 2008. Interest
accruable under the Forbearance Agreement is chargeable at a rate of 20% per annum. Finally, the borrower required to demonstrate to the lender timely fulfillment of oil and gas production milestone established in a schedule made part of the agreements.

In addition, as also discussed in Note 16(A and B), As of March 31, 2008, UPDA and its subsidiaries, other than Continental, were not in compliance with its Sheridan loan covenant that required them to have an average daily gas sales at the rate of not less than 2,000 mcf/de from the Palo Pinto assets and to maintain a Cash Flow Coverage Ratio of at least 1:1.  A Cash Flow Coverage Ration means the ratio of Consolidated EBITDA to the
interest and principal payable under the loan and the Capital Expenditures.   The Company requested a waiver for the 2,000 mcf/de and on May 19,
2008 Sheridan agreed to grant a waiver for the covenant that required UPDA and its subsidiaries, other than Continental, to have an average daily gas sales at the rate of not less than 2,000 mcf/de from the Palo Pinto assets for the first and second quarter of 2008.  However, Sheridan did not waive the requirement for UPDA and its subsidiaries, other than Continental, to maintain a Cash Flow Coverage Ratio of at least 1:1 because it did not request a waiver for this covenant.  Accordingly, the Sheridan loans to UPDA and its subsidiaries, other than Continental, are being classified as current.

Secured Sheridan Borrowing By UPDA’s Continental Subsidiary Under Loan Agreement With Restrictive Covenants.

As of March 31, 2008, Continental was not in compliance with its Sheridan loan covenant that required Continental to have a minimum EBITDA of
$500,000. On May 19, 2008 Sheridan agreed to grant a waiver for this covenant for the first quarter of 2008 based upon Continental’s assurances that the minimum EBITDA will be achieved during the second quarter of 2008.

Other Subsequent Events

The Company entered into a Executive Suite Office Lease (“Lease”) with Loggerhead Associates, Ltd as lease of office space term from April 14,
2008 to May 1, 2010 located at Loggerhead Plaza, 14255 U.S. Highway One, Suite #240, Juno Beach, Florida, 33408. The base rent for the Lease is
$1,400 per month, being due and payable on the first day of each month.

On April 28, 2008, the Company declared its 1-for-ten reverse split (the “Reverse Split”) of its outstanding common stock and simultaneously reduce the authorized capital stock of the company. The effective time of Reverse Split would be on May 12, 2008. After effective of the Reverse Split, the total number of shares of capital stock shall be reduced from 2,500,000,000 shares, consisting of 2,000,000,000 shares of Common stock, par value
$0.001 per share, and 500,000,000 shares of Preferred Stock, par value $0.001 per share, to 250,000,000 shares, consisting of 200,000,000 shares of
Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock, par value $0.001 per share.

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

Overview

UPDA

We are engaged in the oil and natural gas acquisition, production, and development industry And we currently have operations in the State of Texas.
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

Continental

Continental serves as the petroleum products storage, resale and transportation segment for UPDA. Continental owns and operates UPDA’s port facilities, as well as the blending and distribution businesses. The management of Continental, in executing its business plan, has reorganized operations, increased petroleum products trading and developed additional supply contacts and further top tier customers. In addition Continental is pursuing the acquisition of oil and gas marketing companies and other operations consistent with its goals.

On August 8, 2007 Continental established a 100% wholly owned foreign subsidiary, Agencia Fiduciaria Aequitas N.V. ("Continental Fuels
A.V.V."), in Aruba for the purpose of developing a presence in Latin America.

On September 9, 2007, Continental Fuels A.V.V. established a joint venture and invested $9,320 in a new entity, Combustibles Continental De
LatinoAmerica ("Combustibles"), for 75% ownership in the company. Combustibles were created for the purposes of investment in the general energy sector, the commercialization of hydrocarbon by-products, and the investment and financing of industrial projects and energy infrastructure.
On the same day, Combustibles appointed Timothy Brink as president, Luis Bautista as vice-president, and Ernesto Haberer as director of its board.

Combustibles presently has no operations or operating assets other than a nominal local cash account totaling approximately $3,000.

On December 19, 2007, Continental completed its acquisition of Geer Tank Trucks, Inc. ("Geer"), a privately held Texas corporation, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 11, 2007 (the "Geer SPA"), whereby Continental purchased one hundred percent (100%) of the outstanding capital stock of Geer, for an aggregate purchase price of $5,500,000. The purchase price was paid by the
Continental in cash. Continental financed the acquisition with the proceeds of a Term Loan from Sheridan Asset Management, LLC.

Geer was incorporated in the State of Texas in September 1965. The main business operations of the Company are the purchase, transport, and sale of oil in the State of Texas. The Company operates out of five locations. The Company owns two salt water disposal wells and four pipeline terminals with yards located in Jacksboro, Mineral Wells, Graham, Cisco, and Bowie, Texas. In addition to oil shipping and trading, the Company provides oil well services such as salt and fresh water removal services and frac tank rentals.

Heartland

Heartland Oil and Gas Corporation is an oil and gas company primarily engaged in exploration, development, and sale of Coal Bed Methane
("CBM") in the Cherokee basin and Forest City basin of northeast Kansas. Heartland Oil and Gas Corporation holds their interest in approximately
645,000 acres in eastern Kansas. Heartland incorporated in Nevada in 1998. Heartland Gas Gathering LLC, their wholly-owned affiliate, is responsible for gas sales and operation of the pipeline and associated facilities. Heartland Oil and Gas, Inc., a wholly-owned subsidiary, operates their project areas in eastern Kansas.

Development Activity

Cherokee basin

Lancaster battery The Lancaster battery includes 25 producing wells, one shut in well awaiting connection, one disposal well, and associated production and water disposal facilities. The wells are drilled on 40 and 80 acre spacing. With the completion of the 5.5 mile gas gathering and processing plant in late 2006, Heartland established production, proved reserves, and cash flow from our Lancaster battery. Lancaster is currently producing 500 Mcfgpd. Currently sales is approximately 380 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction.

Beagle, Jake and Osawatomie batteries Heartland is currently venting approximately 17 gross Mcfgpd from three other multi-well production batteries on the Cherokee basin. Including Lancaster, each battery is separated by approximately three miles, and thus defines a potential project covering at least 12 miles along the Cherokee basin. In August 2005 Heartland drilled and completed two wells at Beagle and one well at Jake. In the second half of 2007 Heartland drilled 11 more wells in the Jake battery. Heartland intends to put these fourteen wells, along with five wells originally drilled and completed by Evergreen Resources (one at Beagle and four at Osawatomie) into production if they are able to access financing necessary to do so.

Heartland plans to invest approximately $15 million on the Cherokee basin. Of the $15 million, they expect $13 million will be directed toward a 100 well, 160 acre development drilling program targeting shallow (600 to 800 foot drill depth) Pennsylvanian reservoirs of the Cherokee and Marmaton
Groups and $2 million will be invested in pipelines and infrastructure necessary to support development drilling and to hook up stranded gas from
Jake, Beagle, and Osawatomie batteries.

Results of Operations - For the Three Months Ended March 31, 2008 and 2007

Natural gas sales. For the three months ended March 31, 2008, natural gas sales revenue was $588,932 compared to $195,084 for the same period during 2007. The revenues were the result of production in the Heartland subsidiary. The increase was due to Heartland production as in the three months ended March 31, 2007 Heartland was not yet acquired.

Petroleum Products sales. For the three months ended March 31, 2008, petroleum products sales revenue was $14,574,696 compared to $1,112,825 for the same period during 2007. The increase in revenue was primarily the result of the sale of petroleum products in the Continental subsidiary that as of the three months ended March 31, 2007 was not yet acquired.

Operating fees and other revenue. For the three months ended March 31, 2008, operating fees and other revenue was $25,292 compared to none for the same period during 2007. The revenues were the result of compression and transportation revenue in the Heartland subsidiary. There were no revenues in the same period of 2007 because Heartland was not yet acquired.

Lease operating expenses. Our lease operating expenses were $1,112,032 for the three months ended March 31, 2008 compared with $210,652 for the three months ended March 31, 2007. The increase was primarily due to Aztec and Heartland production because in the same period in 2007 Aztec and Heartland were not yet acquired.

Cost of petroleum product sales. Our cost of petroleum product sales was $13,478,496 for the three months ended March 31, 2008, compared to
$1,119,001 for the three months ended March 31, 2007. The increase was due to the cost related to the sale of petroleum products in the Continental subsidiary that as of the three months ended March 31, 2007 was not yet acquired.

Accretion. Our accretion expense was $11,003 for the three months ended March 31, 2008, compared to none for the three months ended March 31,
2007.  The increase was primarily due Heartland production because as of the three months ended March 31, 2007 Heartland was not yet acquired.

Depletion. Our depletion expense was $184,266 for the three months ended March 31, 2008, compared to $45,428 for the three months ended March
31, 2007.  The increase was primarily due Heartland production because as of the three months ended March 31, 2007 Heartland was not yet acquired.

Consulting Fees and Services. Consulting fees and services decreased by $501,312 to $ 105,455 for the three months ended March 31, 2008 compared to $606,767 for the same period in 2007. The decrease in the three months ended March 31, 2008 consulting fees and services was partially due to the decrease in consultants in 2008 versus those who were not on payroll for the acquisition of the US Petroleum Depot subsidiary in
March 2007. In addition, there was a decrease in consultants on UPDA for business consulting services in 2008 versus the prior period. There was also a decrease in 2008 for UPDA-Operators human resource and engineering consultants versus the prior period. Also, no stock was issued to officers and employees in 2008 versus the prior period.

Payroll and related benefits. Payroll and related benefits increased to $1,335,531 for the three months ended March 31, 2008, compared to $493,246 for the same period in 2007. The increase was primarily related to the acquisition of the Aztec, Heartland and Continental subsidiaries payroll that as of the three months ended March 31, 2007 were not yet acquired.

General and administrative expenses. General and administrative expenses increased by $955,672 to $1,524,824 for the three months ended March
31, 2008, compared to $569,152 in the same period in 2006. The increase was primarily related to the acquisition of the Aztec, Heartland and
Continental subsidiaries that as of the three months ended March 31, 2007 were not yet acquired. General and administrative expenses include rent expense of $137,295, travel and entertainment expenses of $137,201, and legal and accounting expenses of $455,644 for the three months ended
March 31, 2008.

Depreciation. Our depreciation expense was $270,844 for the three months ended March 31, 2008, compared to $57,965 for the three months ended
March 31, 2007. The increase was primarily depreciation on the oil field equipment in the Aztec and Continental subsidiaries as in the same period in
2007 Aztec and Continental were not yet acquired.

Other income (expense). Other income and expense decreased by $2,499,897 to other expense of $1,561,841 in the three months ended March 31,
2008 from other income of 938,056 in the three months ended March31, 2007. Other income and expense decreased by interest expense which increased to $556,436 for the three months ended March 31, 2008 from $5,283 for the same period in 2007. The increase was partially due to interest expense on Continental as in the same period in 2007, Continental was not yet acquired. Other expense also includes amortization of deferred loan costs on the various Sheridan loans which increased to $998,398 for three months ended March 31, 2008 versus none for the same period in 2007.
Other expense also includes provision for doubtful account of $16,400 for three months ended March 31, 2008 versus none for the same period in 2007. Other income and expense also increased by interest income of $28,581 and 3,339, respectively for the three months ended March 31, 2008 versus the three months ended March 31, 2007. Other income also includes gain on sales of Oil and Gas leases of $27,200 for the three months ended March 31,
2008 versus none for the same period in 2007. Other expense includes loss on disposal of fixed assets of $19,014 and none for the three months ended March 31, 2008 versus the same period in 2007.

Income tax expense. Our effective tax rate is 34% during 2008 and 2007. As we have significant net operating loss carryforwards, income tax expense is comprised of minimum state filing fees only.

Net loss after minority interest. Net loss after minority interest increased by $3,456,731to $4,183,612 for the three months ended March 31, 2008 when compared to $726,881in the same period of 2007. The reasons for this increase primarily include increased production in the three months ended March 31, 2008 partially offset by increased costs and operating expenses related to the increased production, increase in payroll and related benefits and an increase in general and administrative expenses in the three months ended March 31, 2008 as Continental, Heartland and Aztec were not yet acquired in the same period of 2007.

Revenues Year to Date by Geographic Section

All revenue from sales of crude oil and gas during the three months ended March 31, 2008 were in the State of Texas.

Capital Resources and Liquidity

Cash Requirements

The Company has incurred recurring operating losses since its inception, and as of March 31, 2008 had an accumulated deficit of approximately $343,411,000 and had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2008 fiscal year it will need to raise approximately $3.0 million of debt or equity financing to continue to execute the requirements of its business plan.

Off-Balance Sheet Financing Arrangements

As of December 31, 2008 we had no off-balance sheet financing arrangements.

Three Months ended March 31, 2008 compared to the three Months ended March 31, 2007.

Operating Activities

As shown in the consolidated financial statements, at March 31, 2008, the Company had cash on hand of $2,333,229, compared to $1,848,420 at
December 31, 2007. Net cash used in operating activities was $755,063 for the three months ended March 31, 2008. We had a net loss of $4,183,612.
We had non-cash charges of $455,110 related to depreciation, depletion and accretion, $16,400 of provision for doubtfuls, $998,398 of amortization of deferred loan costs to Sheridan, $429,806 of exploration expense for expired leases, $11,003 of asset retirement obligation and $19,014 for loss on disposal of fixed assets. We also had $211,760 of minority interest loss, $27,200 for gain on disposal of fixed assets and $15,373 for interest earned on restricted cash. In addition, changes in operating assets and liabilities totaled $1,753,151 during the three months ended March 31, 2008.

Net cash used in operating activities was $2,342,834 for the three months ended March 31, 2007. We had a net loss of $726,881. We had non-cash charges of $236,607 due to consulting fees and services related to the issuance of common shares or options to acquire such shares, $103,393 related to depreciation, and depletion. We had an add back of 940,000 from a gain on the sale of our equity interests in Canyon Creek, Catlin, and Texas
Energy Pipeline subsidiaries, and $129,564 of minority interest loss. In addition, changes in operating assets and liabilities totaled $883,050 during the three months ended March 31, 2007.

Investing Activities

Cash flows used in investing activities was $631,256 during the three months ended March 31, 2008, consisted of $32,315 for payment of capitalized oil and gas properties work-over costs, $626,141 for purchases of oil field equipment and other equipment and $27,200 for proceeds from sales of oil and gas leases.

Cash flows used in investing activities was $1,475,256 during the three months ended March 31, 2007. Investing activities included $187,252 used for payment of capitalized oil and gas properties work-over costs and $116,825 for purchases of oil field equipment, $80,000 advance to Heartland toward subsequent major investment and $1,089,280 for acquisition of the oil storage facility.

Financing Activities

The cash flows provided by financing activities of $1,871,128 during the three months ended March 31, 2008, consisted of $106,432 proceeds of notes and loans payable, related parties, $1,214,070 of borrowings from a bank, $1,247,500 proceeds of loans from parent entity/company officer/shareholder offset by a $118,114 decrease in cash over draft, $570,834 repayment of Sheridan loan and $7,926 for payment of notes and loans payable, third parties.

The cash flows provided by financing activities of $4,550,000 during the three months ended March 31, 2007, consisted of $3,365,000 of proceeds from the sale of our Class B preferred stock, $1,000,000 advances received under line of credit, and a $185,000 increase in notes payable.

We had losses of $4,183,612 for the three months ended March 31, 2008, and do not currently generate positive cash flows from operations. In order for us to continue during the next twelve months we will need to secure approximately $3.0 million of debt or equity financing.

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

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the
Company’s future financial position and operating results. Such statements are made pursuant to the safe harbor provision of the Private Securities
Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-
looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

None.

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2008 covered by this quarterly report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after March 31, 2008.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and
15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control-Integrated Framework  issued by the
Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 under the criteria set forth in the Internal Control-Integrated Framework .

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely
basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company’s limited resources.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the
SEC that permit us to provide only management’s report in this quarterly report on Form 10-Q.

Changes in internal control over financial reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our external auditors, KBL, LLP, have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float.”

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

USPX Action

On November 17, 2005, the Company, USPX, and Triple Crown Consulting (“TCC”), a private corporation, entered into a joint venture agreement
(the “Agreement”). Pursuant to the terms of the Agreement, the Company, USPX and TCC formed Canyon Creek as the joint venture entity to carry out the proposed operations of the joint venture. At that time the Company owns 65% of the capital stock of Canyon Creek, USPX owns 30% of the capital stock of Canyon Creek and TCC owns 5% of the capital stock of Canyon Creek, and Anjos Partners, LLC owns 5% of the capital stock of
Canyon Creek. .

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

Over a year later, Nelson Holz and Roy E. Bucek intervened in the lawsuit and asserted a fraud cause of action against UPDA claiming, based on Mr.
Orr’s allegations, that UPDA had fraudulently induced Intervenors to release their security interest in the oil and gas interests that Donald Orr transferred to the Company. In addition to the fraud claim, Intervenors asserted a claim for injunctive relief and sought a temporary restraining order and temporary injunction requiring Canyon Creek to continue operating the leases and to pay all proceeds into the registry of the Court. The Court later denied Intervenors’ request for injunctive relief.

The Company believes that the suit filed by USPX and Intervenors is without merit and intends to vigorously defend itself. Toward that end, the
Company filed an answer denying the allegations asserted in the suit and has asserted counterclaims against USPX. As of the date of this report, there have been no material developments in this suit other than those described above. The results of legal proceedings cannot be predicted with certainty.
If the Company does not prevail in this legal matter, its financial position, results of operations, and cash flows could be materially and adversely affected.

Kansas Landowner Action

On September 6, 2007, Heartland’s Motion for Conversion to Chapter 60 and for Trial Continuance came on for hearing in the District Court of
Miami County, Kansas and was granted. The trial scheduled for September 6, 2007 was rescheduled. This motion is part of an action filed by plaintiffs in Kansas seeking to evict Heartland from the land on which its compressor is located in Kansas. In consideration of this on-going case in
Kansas, Heartland has already located a new site to which Heartland can move these facilities at nominal expenses should that becomes necessary.

Beginning March 31, 2008, a three day court trial was conducted relative to this Kansas litigation. During the trial, the Court reviewed evidence and heard testimony from various witnesses and made rulings on several legal issues. At the conclusion of the trial, the Court directed counsel for each of the parties to submit proposed findings of fact and conclusions of law by or before April 23, 2008, after which time the Court will enter its final decision on the case.

General Smaller Actions

On October 8, 2007, the Company received correspondence from an attorney representing Karate Institute, Inc. and its owners/officers, Al Gene and
Janice Caraulia demanding payment on a Convertible Promissory Note in the amount of $150,000 allegedly executed by a former officer of ProCore,
Inc. The Company has advised the lawyer that it has no record of receipt of any funds or other benefit from those parties and denied liability for any sums. At this time, the Company has received no further information from the attorney.

On or about October 16, 2007, the Company was served with a Summons and Complaint in an adversarial proceeding filed by the Bankruptcy trustee representing the unsecured creditors in a Bankruptcy Proceeding filed by WorldWide Financial Corporation in the Michigan Bankruptcy Court
alleging that ProCore, Inc. received a preference in the amount of $50,000. The Company has no record of receipt of any such payment from
WorldWide Financial and has retained local counsel to defend its interests therein.

On March 27, 2008, a former employee filed a petition against Heartland Oil & Gas Corporation, a wholly owned subsidiary of the Company, alleging that it had breached its employment contract with him.  In addition to attorneys’ fees, the former employee is seeking $99,650, which is derived from the remainder of his base salary, his annual cash bonus and his out of pocket expenses.  Heartland believes the suit is without merit and intends to vigorously defend itself.  Toward that end, the Company filed an answer denying the allegations asserted in the suit.  As of April 9, 2008, there have been no material developments in this case. Heartland believes that this suit is without merit and intends to vigorously defend itself.
Toward that end, Heartland filed an answer denying the allegations asserted in the suit. As of the date of this report, there have been no material developments in this suit..

Item 1A. Risk Factors

“Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2007 Form 10-KSB.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, Devida Capital LLC (“Davida”) converted 375 shares of the Company’s Series B Preferred Stock into
7,500,000 shares of the common stock of the Company. The shares of common stock issued to Devida are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to Devida are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of six months from the date of issuance.

During the quarter ended March 31, 2008, Five Star Partners, LLC (“Five Star”) converted 2,925 shares of the Company’s Series B Preferred Stock into approximately 58,500,000 shares of the common stock of the Company. The shares of common stock issued to Five Star are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of
Regulation D there under. The shares issued to Five Star are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of six months from the date of issuance.

During the quarter ended March 31, 2008, Karen Sandhu converted 3,000 shares of the Company’s Series B Preferred Stock into approximately
60,000,000 shares of the common stock of the Company. The shares of common stock issued to Ms. Sandhu are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to Ms. Sandhu are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of six months from the date of issuance

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits.

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

2.2#

Articles of Merger by and between Universal Property Development and Corporation and Pro Core Group, Inc. dated June 17, 2005. Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the company on July 15, 2005.

45

2.3#

Stock Purchase Agreement by and among Continental Fuels, Inc. and Universal Property Development and Acquisition Corporation dated as of April 23, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

2.4#

Purchase and Sale Agreement between Aztec Well Services, Inc. and Universal Property Development and Acquisition Corporation, Nevada corporations, hereinafter referred to as Buyer, and GLAZE Drilling, a Kansas sole proprietorship owned by R.S. (Susie) Glaze, hereinafter referred to as Seller. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007.

2.5#

Purchase and Sale Agreement, entered into as of August 15, 2007, by and between Heartland Oil and Gas Corp., a Nevada corporation, as the purchaser and Universal Property Development and Acquisition Corporation, a Nevada corporation and Catlin Oil & Gas, Inc., its subsidiary, as the Sellers. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2008.

2.6#

Purchase and Sale Agreement, entered into as of July 2007, by and between Catlin Oil and Gas, Inc. as the purchaser and Jilpetco, Inc., a Texas Corporation, Petro Pro, Ltd, a Texas limited partnership, PKC Energy, LLC, a Texas limited liability company, and Jed Meisner, an individual who resides in Texas, as the Sellers. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

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

4.2#@

Universal Property Development and Acquisition Corporation 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 numbered 333-120396 of the company filed on November 12, 2004.

4.3#

Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Universal Property Development and Acquisition Corporation. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB filed by the company on April 22, 2007.

4.4#

Certificate of Amendment to Articles of Incorporation of Universal Property Development and Acquisition Corporation. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008.

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

10.2#@

Employment Agreement between Universal Property Development and Acquisition Corporation and Mr. Kamal Abdallah dated October 1, 2005. Incorporate by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the company on October 12, 2005.

10.3#@

Employment Agreement between Universal Property Development and Acquisition Corporation and Mr. Christopher McCauley dated October 1, 2005. Incorporate by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the company on October 12, 2005.

10.4#@

Employment Agreement between Universal Property Development and Acquisition Corporation and Mr. Steven Barrera dated January 1, 2006. Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the company on January 23, 2006.

46

10.5#

Loan Agreement, dated as of April 6, 2007, between Universal Property Development and Acquisition Corporation, a Nevada corporation, Canyon Creek Oil & Gas, Inc. and Catlin Oil & Gas, Inc., Nevada corporations, Kamal Abdallah, Christopher McCauley and Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

10.6#

Senior Secured Promissory Note of Universal Property Development and Acquisition Corporation, a Nevada corporation, dated April 6, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

10.7#

Guarantee Agreement, dated as of April 6, 2007, made by each of the signatories hereto, in favor of Sheridan Asset Management LLC, to that certain Loan Agreement, dated as of the date hereof, between Universal Property Development and Acquisition Corporation, a Nevada corporation and the Lender as executed by Mr. Kamal Abdallah. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

10.8#

Guarantee Agreement, dated as of April 6, 2007, made by each of the signatories hereto, in favor of Sheridan Asset Management LLC, to that certain Loan Agreement, dated as of the date hereof, between Universal Property Development and Acquisition Corporation, a Nevada corporation and the Lender as executed by Mr. Christopher McCauley. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

10.9#

Form of Common Stock Purchase Warrant, with an issue date of April 6, 2007, for the purchase of 22,343,821 shares of the Registrant’s common stock issued to Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

10.10#

Promissory Note with Confessed Judgment Provision, dated as of June 1, 2007, by and between Continental Fuels, Inc. and Universal Property Development and Acquisition Corporation, as executed on June 18, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2007.

10.11#

Loan Agreement, dated as of August 16, 2007, between Universal Property Development and Acquisition Corporation, a Nevada corporation, each of its subsidiaries, Kamal Abdallah, Christopher McCauley and Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

10.12#

Senior Secured Promissory Note of Universal Property Development and Acquisition Corporation, a Nevada corporation, dated August 16, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

10.13#

Amended and Restated Security Agreement, dated as of August 16, 2007, by and between Universal Property Development and Acquisition Corporation, a Nevada corporation, each of its subsidiaries, Kamal Abdallah, Christopher McCauley and Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

10.14#

Amended and Restated Subordination Agreement, dated as of August 16, 2007, by and among, Universal Property Development and Acquisition Corporation, a Nevada corporation, its subsidiaries, and Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

10.15#

Amended and Restated Subsidiary Guarantee, dated as of August 16, 2007, in favor of Sheridan Asset Management LLC, as executed by each of the subsidiaries of Universal Property Development and Acquisition Corporation, a Nevada corporation. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

10.16#

Amended and Restated Registration Rights Agreement, made and entered into as of August 16, 2007, between Universal Property Development and Acquisition Corporation, a Nevada corporation, certain of its subsidiaries and Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

47

10.17#

Loan Agreement, dated as of December 11, 2007, between Continental Fuels, Inc., Universal Property Development and Acquisition Corporation, a Nevada corporation, Timothy Brink and Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007.

10.18#

Senior Secured Promissory Note of Continental Fuels, Inc., a Nevada corporation, dated December 11, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007.

10.19#

Senior Secured Revolving Promissory Note of Continental Fuels, Inc., a Nevada corporation, dated December 11, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007.

10.20#

Security Agreement, dated as of December 11, 2007, by and among Continental Fuels, Inc., a Nevada corporation (the “Company”), the subsidiaries listed on Schedule A hereto (the “Subsidiaries”), Universal Property Development and Acquisition Corporation, a Nevada corporation (“UPDA and the Subsidiaries, collectively, the “Guarantors”) (the Company and the Guarantors are collectively referred to as the “Debtors”), and Sheridan Asset Management LLC, a Delaware limited liability company (“Sheridan” and collectively with each of its endorsees, transferees and assigns, the “Secured Party”), as the holder of the Company’s Secured Term Promissory Note due December 11, 2010 (the “Term Note”) in the original aggregate principal amount of $5,500,000 (the “Term Loan”) and the Company’s Secured Revolving Promissory Note due December 11, 2010 (the “Revolving Note” and collectively with the Term Note, the “Notes”) in the aggregate principal amount of $3,000,000 (the “Revolving Loan” and collectively with the Term Loan, the “Loans”). Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007.

10.21#

Guaranty Agreement, dated as of December 11, 2007, made by each of the signatories hereto (together with any other entity that may become a party hereto as provided herein, the “Guarantors”), in favor of Sheridan Asset Management, LLC (the "Lender") relating to that certain Loan Agreement, dated as of the date hereof (the “Loan Agreement”), by and among Continental Fuels, Inc., a Nevada corporation (the “Company”), Universal Property Development and Acquisition Corporation, a Nevada corporation (“UPDA”), Timothy Brink (“Brink”), a US citizen and resident of the state of Texas, and the Lender as executed by UPDA and Brink in favor of the Lender. Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007.

10.22#

Forbearance Agreement, dated as of May 1,2008, among Universal Property Development and Acquisition Corporation (“Borrower”), Kamal Abdallah and Christopher McCauley (the “Guarantors “) and Sheridan Asset Management, LLC (the “Lender”). Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
-------------------------------
#	Incorporated herein by reference.
*	Filed herewith.
@	Management compensation agreement, plan or arrangement.

48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2008

UNIVERSAL PROPERTY DEVELOPMENT
AND ACQUISITION CORPORATION

By:	/s/ Kamal Abdallah
President, Chief Executive Officer

49